Form 10KSB
period 1995-12-31
NOUVEAU INTERNATIONAL INC
filed 1996-04-15
CIK 776999

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------

                       Commission file number 33-00139-A
                                              ----------

                        Nouveau International, Inc..
                        ----------------------------
           (Exact name of registrant as specified in its charter)

                     Delaware                         23-2932617
            ---------------------------            ------------------
           (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)       Identification No.)

                       212 Phillips Road, Exton, PA 19341
                       ----------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (610) 524-8393
                                                           --------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----
       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X  YES                NO
                                  ---                ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         As of April 8 , 1996 the number of shares of Common Stock outstanding was 11,433,907. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of April 8 , 1996 was approximately $53,526,215 (based upon 9,308,907 shares at $5.75 per share).

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

         Certain exhibits are incorporated by reference to the Company's Form 8-K as listed in response to Item 13(a)(2) of Part III.

                                     PART I

ITEM 1.          BUSINESS

BACKGROUND

         In January 1996, Health Management, Inc. ("HMI"), a Florida corporation, which at the time had not engaged in any business activity for over two years and had virtually no assets, reincorporated in the State of Delaware and exchanged its common stock for all of the outstanding capital stock of Nouveau International, Inc. ("Nouveau PA"), a Pennsylvania corporation. Nouveau PA emerged from bankruptcy proceedings in December 1995. HMI also changed its name to Nouveau International, Inc.following the acquisition of Nouveau PA.. References herein to the Company's products, business operations and financial condition refer to the products, business operations and financial condition of Nouveau PA unless otherwise indicated.

BANKRUPTCY REORGANIZATION

         In December 1995, Nouveau PA. emerged from protection under Chapter 11 of the United States Bankruptcy Code of 1986. Nouveau PA. believes that the following unique confluence of circumstances, outside the control of Nouveau PA., caused Nouveau PA. to seek bankruptcy protection in October 1994. In 1993, the business and reputation of Nouveau PA. was damaged due to a fraudulent telemarketing operation owned and operated by, a distributor of vending machines using Nouveau PA.'s technology. As part of the telemarketing operation, the distributor accepted deposits for machines and never delivered orders for such machines to Nouveau PA.. Nouveau PA. was never implicated with any wrongdoing with respect to the telemarketing fraud and, in fact, requested and cooperated with a federal investigation of the distributor.

                The distributor's aggressive sales techniques caused order rates to increase at a rate well beyond Nouveau PA.'s manufacturing capacity, which caused Nouveau PA. to have to rely on a third-party manufacturer, Rowe, Inc. ("Rowe"), to produce machines for customers of the distributor. Rowe failed to timely produce machines that had been ordered, and had failed to adhere to the specifications established by Nouveau PA. in the manufacture of the vending machines, the result of which was problems with the refrigeration unit and the microprocessor controller. Business was adversely affected both as a result of cancellations due to the taint of the telemarketing fraud, as well as Nouveau PA.'s inability to manufacture an adequate supply of machines and improperly manufactured machines.

                By December 1992, Nouveau PA. had received approximately $4.15 million of financing and services from Teleflex, Inc. ("Teleflex").
         In the wake of the telemarketing fraud and the problems caused by Rowe, Teleflex, which was Nouveau PA.'s principal source of financing, withdrew its funding and foreclosed on the assets of the business, including the proprietary technology of the business serving as collateral for the loans made by Teleflex to Nouveau PA. The foreclosure and withdrawal of funding led Nouveau PA. to seek bankruptcy protection.

                By order entered June 7, 1995, the Bankruptcy Court approved the Settlement Agreement between Nouveau and Rowe, which provided a resolution of Nouveau PA.'s dispute with Rowe regarding the faulty manufacture of vending machines by Rowe. The terms of the settlement include the following: (i) cash payments to Nouveau PA of $4 million;
         (ii) the return of 450 completed machines and the parts for an additional 450 machines to Nouveau PA.; and (iii) the withdrawal of Rowe's proof of claim in Nouveau PA.'s bankruptcy proceeding in the aggregate amount of $884,000.

                The major portion of the cash part of the settlement has been used for payments to creditors in Nouveau PA.'s bankruptcy proceeding, including Teleflex.

         The Reorganization Plan, was approved by the Bankruptcy Court on or about December 8, 1995, and such approval became a final order on December 18, 1995.

         Under the Reorganization Plan, the claims of the principal creditors of Nouveau PA. will be satisfied as follows:

                 (i) The Reorganization Plan provides for cash payments to Teleflex totaling $3,444,708. Of this amount, in June 1995, Nouveau PA. paid Teleflex $1.2 million. Teleflex has an allowed unsecured claim of approximately $937,000, of which it will be paid 5% on the first anniversary of the final order, and 5% on the second anniversary of the final order;

                 (ii) National Penn Bank, which has already received payment of $175,000 out of proceeds from the settlement with Rowe, will receive $5,000 to discharge its secured claim; and

                 (iii) Unsecured creditors will receive 10% of the amount of their allowed claims, payable 5% on each of December 18, 1996 and December 18, 1997. The amount of unsecured debt at the time of approval of the Reorganization Plan was approximately $1,100,000, and will include the aforementioned Teleflex unsecured debt in the amount of $937,000.

         The Company repurchased it's technology from Teleflex in the first quarter of 1996 and paid the remaining balance owed.

THE COMPANY

         The Company has developed a series of vending machines which are capable of storing, cooking, and serving specialty foods using proprietary formulations and packaging. The combination of vending machines, specialty food formulations and unique food packaging offer a complete system for automated hot food vending. The combination of technologies developed by the Company which comprise the Food System currently consists of:

         (1) a patented fully-robotic, coin-operated hot food vending machine;

         (2) a patented and proprietary, cost-effective packaging system utilizing a unique shape and construction that protects a frozen food product from freezer degradation, but allows the products stored in it to be microwave, infrared, or impingement heated/cooked without being opened or removed from the box;

         (3) a patent pending proprietary formulation for dough-based products which have unique features that allow the products made from these formulations such as pizzas and breads to be baked, frozen, stored frozen, and rapidly reheated by microwave, infrared, or impingement hot air, without adversely affecting the taste, consistency, or desired features of the dough-based food product; and

         (4) a microwave oven which is modified to proprietary specifications which allows for complete and consistent cooking throughout the food item.

         The Company markets its pizza products under the registered trademark "Pizza Chef(R)" and markets various other products using the technologies described above under non-registered marks.

         In addition to the fully-automated vending machines which both store and cook the food product, the Company also offers semi-robotic and non-robotic machines. The semi-robotic machines store frozen food in the Company's food packaging system and take money automatically, but require the user to manually deliver the frozen product to the machines' microwave. The non-robotic machines, which were designed for use mainly in convenience stores, store food in the Company's food packaging, but do not cook or serve food or take money automatically.

         The Company's products are unique in the following two respects: (i) the packaging system and dough formulation allow dough-based products to be microwave cooked without damaging the taste and quality of such products and (ii) the vending machine operates as a turn-key system which takes money, cooks, and serves hot food products in times as short as 60 seconds. Thus, management believes that it can take advantage of a relatively unpenetrated niche of the market for vended products.

         The Company's operating strategy is to (i) secure strategic licensing and distribution agreements for the manufacture and distribution of its vending machine products on a global basis and (ii) develop a network of licensees and distributors for the supply of food products to owner/operators of the vending machines.

        The Company licenses its technology to third-party manufacturers and to third-party distributors outside the United States for the assembly and distribution of the vending machines. Currently, the Company has, among other agreements: (i) a technology license and distribution agreement with a distributor in the Pacific Rim which has, with the Company's approval, sublicensed the manufacture of the fully-robotic vending machine to Daewoo, Inc. a major Korean manufacturing company; (ii) a joint venture agreement for European distribution of machines and food products; and (iii) a memorandum of understanding for a license to manufacture and/or joint venture in the Czech Republic to be formed for the manufacture and distribution of vending machines and the distribution of food products. Recently the Company has signed Master Distributor Agreements and contracts in Russia, Germany and Italy and Memorandum of Understandings signed in France, Spain and Portugal.

        The Company has a co-pack agreement with Crestar Foods, Inc. who prepares a portion of the food products on behalf of the Company using the Company's proprietary formulations. The food products are then sold by the Company to customers both directly and through third-party distributors. The Company plans to license the production of its food products on a global basis. The Company owns its own baking equipment and operated its own bakeries until October 1994, however, it was decided to discontinue baking operations as a result of its bankruptcy filing in October 1994, and presently such equipment is not in use and the Company has not yet recommenced baking operations on its own. In February 1996, the Company entered into an agreement to purchase a facility that is capable of housing the Company's baking equipment and which will allow the Company to embark on its own food preparation and development operations. The Company is presently leasing the facility. Closing on the agreement is scheduled for June 1996 subject to the Company obtaining sufficient financing. The Company estimates that approximately 585 robotic machines have been delivered. The Company shipped approximately 24 machines in 1995 as it essentialy suspend operations during the period of time it was in bankruptcy proceedings. While the Company continues to supply food products to some purchasers of these machines it cannot determine how many machines are in actual use. Since December 31, 1995 through March 31, 1996 the Company has shipped eighty robotic machines which vend pizzas.

        The Company currently has commitments from distributors to place orders pursuant to the various distribution agreements for 1,637 vending machines, during 1996. No assurance can be given that such distributors will place orders as required under their respective agreements. Presently, all of the distributors are located in foreign jurisdictions. In the event the Company would be required to seek legal redress against any of the distributors it may be difficult to obtain jurisdiction and/or collect any judgments.

THE VENDING MARKET

         Management believes that a sizable and untapped global market opportunity exists for a company able to develop and reliably deliver machines which address hot food vending.

         In addition to the domestic market, there is also a mature vending market in Japan. In addition to the large number of vending machines, the cultural habits of the Japanese support higher value vended products such as those offered by the Company. Vending is also beginning to emerge as a growth industry in countries such as the United Kingdom, Germany, France, Italy, Spain, Russia, Korea, and Australia.

         Much of Europe does not have an established vending machine market. Management views this as an opportunity to enter into a relatively untapped market; however, there can be no assurance that such market will in fact develop.



MANUFACTURING AND DISTRIBUTION

         The Company plans to achieve its manufacturing goals through a system of joint ventures and licensing of its technology to manufacturers located in strategic geographical areas. In a typical licensing agreement, the licensee will agree to incur all costs related to obtaining sufficient equipment so that the machines can be manufactured in accordance with the specifications and technology transferred by the Company. In order to maintain a license, the licensees will be required to meet the quality control and production standards of the Company. The Company plans to have a representative present at each licensee on a regular basis to monitor quality control with reporting documentation. Each licensee is generally required to produce a predetermined minimum number of machines. Manufacturing licenses are often signed in connection with master distribution agreements, so that the licensees may also act as exclusive distributors in designated regions.

         Distribution will be accomplished through a system of designating master distributors who will have the exclusive right to distribute products and machines in specified regions. Such master distributors may contract with sub-distributors upon approval by the Company. Each master distributor will be required to purchase minimum quantities of products or lose their exclusivity.

         The Company's manufacturing strategy provides five primary manufacturing areas which will supply economic trade regions that are, or will be, encompassed by specific distribution agreements. They are expected to be organized as follows:

         Manufacturing            Principal Areas of Distribution
         -------------            -------------------------------

         Czech Republic           Northern, Western & Eastern Europe & USA backup
         Mexico                   North America, Central America and South America
         Italy                    Southern Europe
         Korea/Malaysia           Pacific Rim (except Australia)
         South Africa             Africa and certain Middle Eastern Countries

         It is the intention of the Company to manufacture certain of its proprietary specialty vending machines primarily through offshore outsourcing agreements. These licensing agreements, together with the Company's on-site representatives, will be designed to allow the Company to maintain satisfactory production standards and effectively ship its product in an efficient, cost-effective manner. The Company intends to establish manufacturing operations in the United States in the future for certain of its products, however, there can no assurance thereof.

LICENSE AGREEMENTS

        In October 1993, the Company signed an exclusive, five-year technology licensing and distribution agreement in the Pacific Rim region with Woneel Mercantile, Ltd., a manufacturer of consumer products. Subsequently, the Company and Woneel contracted with Daewoo, Ltd., a major Korean manufacturing company, to manufacture the Company's machines at a fixed priced to the Company, which Woneel will purchase from the Company for distribution. In order to maintain its exclusive rights, the agreement calls for minimum purchases by Woneel of 1,000 machines per year over the first 5 years of the licensing agreement all of which will be used in Korea. This program is just beginning for delivery of production quantities of machines in April/May 1996. During the time the Company was in bankruptcy proceedings the parties to the agreement informally suspended any performance.

         In December 1994, the Company formed a joint venture in Italy. The joint venture company, called Nouveau Cordon Bleu and incorporated as an Irish company, is the European licensee for the Company. The Company provided the license to its proprietary technology and other parties provided capital and ongoing management with each becoming a 50% owner of the joint venture. The license agreement provides that Nouveau Cordon Bleu will purchase a minimum of 1,000 machines per year. As the European licensee, Nouveau Cordon Bleu will also assist the Company in selling master distributorships, each of which will act as the exclusive distributor of the Company's products in their respective designated regions. The distributors will be required to purchase a minimum number of machines annually in order to maintain regional exclusivity. The Company does not believe that this joint venture generated any profits during 1995. During the time the Company was in bankruptcy proceedings the parties to the joint venture agreement informally suspended any performance guarantees provided for in the agreements.

          In February 1996, the Company entered into two agreements with CONTITRADE GmbH of Munich, Germany establishing CONTITRADE as a Master Distributor of the Company's proprietary hot food vending machines and specialty ready-to-eat food products.

         Under the terms of the first agreement, CONTITRADE will be granted the exclusive marketing, distribution and equipment service rights covering Munich as a separate territory. The second agreement provides the same exclusivity for the rest of Germany.

         In order to maintain its exclusive distributor rights for Munich, CONTITRADE must purchase from the Company a minimum of 600 vending machines per year for five years. Additionally, it is committed to purchase 2,000 machines per year for five years in order to maintain its exclusivity for the rest of the German market.

         In December 1995, the Company entered into an agreement with Zernostandart, a Russian corporation headquartered in Moscow which established Zernostandart as a Master Distributor for all of Russia. In order to maintain its exclusive rights for Russia, Zernostandart must purchase 26 units a month over the next year.

         In November of 1995, the Company entered into an agreement with Kwang Hap Siang (S) Pte Ltd., a Singapore corporation. In order to maintain it's exclusive rights, the agreement calls for Kwang Hap Siang to purchase a minimum of 650 units over five years. The distributor also has first rights of refusal for Malaysia and Indonesia for a period of 12 months from receipt of first containers in Singapore. The agreement may be terminated by Kwang Hap Siang
(S) Pte Ltd. upon ninety days notice.


MACHINE PRODUCT LINE

         The Company's current product line includes machines dedicated to pizza, sandwiches and other types of foods. The machines are available in various technological categories, including fully-robotic machines (the "200 series"), semi-robotic machines (the "100 series") and non-robotic machines (the "80 series").

         The robotic machines are fully-automatic in all respects. They are able to store, cook and serve food, as well as take money, in a fully-automated fashion. The three fully-robotic machines include the following:

         PVM-220: a pizza vending machine capable of storing up to 220 pizzas SVM-110: a sandwich vending machine capable of storing up to 110 sandwiches.
         MVM-110: a multi-food vending machine capable of storing up to 110 items.

         The semi-robotic machines are able to store food and take money automatically, but a user will have to deliver the frozen product manually to the machine's microwave. The semi-robotic machines include:

         PEM-120: a pizza vending machine capable of storing up to 120 pizzas. SEM-60: a sandwich vending machine capable of storing up to 60 sandwiches.
         MEM-60: a multi-food vending machine capable of storing up to 60 items.

         The non-robotic machines are automatic only in their ability to store food properly. They are unable to cook, serve or take money automatically, thus a user will have to deliver the frozen product manually to the machine's exclusive microwave and pay a cashier. Accordingly, they are designed primarily for use in convenience stores, of which there are estimated to be 140,000 nationwide. The three non-robotic machines include the following:

         PME-80: a pizza vending machine capable of storing up to 80 pizzas SME-40: a sandwich vending machine capable of storing up to 40 sandwiches.
         MME-40: a multi-food vending machine capable of storing up to 40 items.

         Management believes that the product which offers the largest potential for unit sales in the United States and Canada, both of which management views as mature markets, is its multi-food machine. The multi-food machine offers up to seven different selections within the machine at a given time. These seven selections can be changed using a variety of product mixes and cuisine which range from simple finger food to hot snacks and full meals.

         The multi-food machine, which is not yet available for sale, will be for use with other food companies' food formulas and combinations, although they will still be required to utilize the Company's patented box/packaging system. Accordingly, the Company will participate in the vend unit sale through the value offered by this technology. This arrangement will require strategic alliances with prime food/meal producers.

         The multi-food machine is the same size as the specialty product machines built by the Company (Pizza Chef(R), Nouveau Hot Sandwiches and Pasta
Chef) and differs only in its selector and cooking device. Although the multi-food machine will sell food products other than those manufactured by the Company, the Company will still provide the pizzas, sandwiches, and pasta where the owner/operator wants those items in the machine. The Company will control this by signing agreements with other food producers who have no pizza, sandwiches and pasta that can compete with the Company's technology and therefore, present no conflicts.

         Management expects that while the mature markets of the United States and Canada both represent opportunities for immediate unit sales, global penetration for the multi-food machine will require a longer lead time. The international vending machine market, as a whole, is considered to be an emerging market and, accordingly, rapid penetration would not be expected. However, management believes that the increasing global awareness of vending machines will afford the Company an excellent opportunity for a well-planned, phased program.

         The Company currently offers the Series 220, 110 and 80 machines and anticipates that these machines will comprise its machine sales during 1996.

FOOD PRODUCT LINE

         The Company has developed a proprietary formulation that allows dough to be cooked or reheated in a high-energy microwave oven without negatively impacting its constitution. As a result, the Company has developed a complete line of product offerings consisting of its proprietary dough formulations coupled with natural ingredients. The offerings will fall into four primary categories: Pizza Chef Pizzas, Pasta Chef products, Li'l Bite Sandwiches (which come three to a pack) and Pocket Snacks. The Company expects that its food product offerings will consist primarily of its Pizza Chef(R) pizza product line through 1996 with aggressive marketing beginning in June of 1996 for its sandwich line.

         In August 1994, the Company established a five year co-packer supply agreement with Crestar Foods Products, Inc. ,a division of H.J. Heinz, pursuant to which Crestar produces pizzas for the Company at a fixed price adjusted annually on an exclusive basis, thereby providing the Company with predictable product costs on an annual basis. The supply agreement may be terminated by Crestar Food Products, Inc. at any time upon ninety days notice.

GOVERNMENT REGULATIONS

         The Company is required to comply with certain rules and regulations of the U.S. Food and Drug Administration. Compliance is mandated because the Company's vending machines contain a robotically operated microwave oven. The Company is in compliance with all applicable FDA rules and regulations.

         The Company's vending machines to be used in the United States must also be in compliance with Underwriters Laboratories standards.

         The Company's products are also subject to local foreign regulations where such products are in use.

         The Company is also in voluntary compliance with the manufacturing standards as outline by the National Automatic Merchandising Association.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

         The Company holds design and utility patents on the delivery system for its vending machines and its packaging system. The Company also holds patents for the food formulation for its dough based products and for its pizza box and coating. The company has been granted patents on the packaging system in Japan, Israel, United Kingdom, Korea, Italy and France. The Company has been granted patents on the delivery system in Israel, United Kingdom and Korea. The Company has applied for patents in other select foreign jurisdictions.

         The Company has registered the "Pizza Chef(R)" name and logo and has applied for registration with the Patent and Trademark Office for "Nouveau Chef". The Company is aware that a number of concerns may be using the Pizza Chef(R) name in their businesses. The Company has retained special trademark counsel to prosecute any party that is using the Pizza Chef(R) name in violation of the Company's registration.

         The Company enters into confidentially agreements with all persons and entities who or which may have access to its technology. However, no assurance can be given that such agreements, the patents or any additional patents which may be issued to the Company will prevent third parties from developing similar or competitive technologies.

         There can be no assurance that the patents will provide the Company with any significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of its patents, or if instituted that any such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. In addition, no assurance can be given that the Company will have sufficient resources to either institute or defend any action, suit or other proceeding by or against the Company will respect to any claimed infringement of patent or other proprietary rights.

COMPETITION

         The Company's unique systems approach combines the custom designed food, package, and oven into a fully-robotic self-contained vending machine. Each machine features an on-board computer/microprocessor, self-diagnostic controller, storage freezer, product selector and transporter and high-energy directional microwave, all of which provides a system that serves the customer a fresh, ready-to-eat hot meal in approximately two minutes.

         To date, to the knowledge of the Company, there are no commercially available machines that have successfully demonstrated the ability to reliably deliver a food product from frozen storage to a cooked, ready-to-eat state entirely within the confines of a single machine, and without user interface. Thus, to the knowledge of management, there are no direct comparisons available.

         Management is aware of a number of attempts to design and build machines which mimic, and would compete with, Pizza Chef(R). Some of the more notable efforts have been made by the American Pizza Company (Vancouver, B.C.), Cafe Quik, (Dallas, TX) and Edgewater Foods/Presto Pizzeria (Washington D.C.). The failure of competitors to successfully address this market demonstrates the technological barriers to entry which exist. There can be no assurance that additional entrants into the hot food vending machine industry will not be forthcoming nor can the Company know all of the developments being made by others.

         Some similar, although less-advanced, competitive offerings do exist. Little Charlie's' as well as other pizza brands sell a pizza product from refrigerated machines its pizza offering is smaller both in weight and diameter, is built upon a pastry crust and must be manually transferred to a cooking device and removed from its package before cooking. Vend prices for this product generally exceed $2.50. Company officials report sales in excess of three million units per year.

         Toppers has produced machines which resemble automated production lines, with a pre-prepared crust, indexing from one station (sauce, cheese, toppings, etc.) to the next and , finally, into a cooking unit. However, the machine differs from Pizza Chef (R) insofar as it has a greater cycle time (five minutes versus Pizza Chef(R)' s approximately two minutes), requires personnel to be present for operation and is very large and expensive. To date, they have found a market only in Japan on a limited basis and do not resemble vending machines.

         Neither franchised nor individually owned pizza outlets can effectively compete for several reasons. While a pizzeria may provide a cost competitive offering (on a cost/serving basis), delivery times often approach a full half-hour and availability in remote locations may be limited. At lease one major food service company, PepsiCo's Pizza Hut unit, has attempted to match the portability of the distribution site which is fundamental to vending machines in general, by experimenting with mobile carts and small kiosks, both of which require greater capital expenditure and still require attended service and tend to experiences food spoilage loses.

         The domestic vending industry is dominated by a handful of large national firms such ARAMARK, Service America and Canteen, who are able to exert buying power from the machine and product manufacturers and placing power with the location owners. If such large firms decided to enter the hot food vending machine market, they would enjoy the advantage of "owning" many prime locations through exclusive contractual arrangements. For example, a firm might contract with a large hospitality chain, whereby they will retain exclusive access to locations at the chain's facilities. In addition, the necessity of a well trained, readily available service network and other capital intensive infrastructure requirements also tend to work in favor of larger, more sophisticated and better capitalized firms.

EMPLOYEES

         The Company currently has twenty-five employees and considers its relations with its employees to be good. It is currently in the process of hiring additional employees in key areas of management and production.


CONSOLIDATED SELECTED FINANCIAL DATA

         Set forth below is selected financial data derived from the Company's consolidated financial statements, some of which appear elsewhere in this report. This data should be read in conjunction with the consolidated financial statements, some of which are included elsewhere in this report. The financial data presented below is that of Nouveau PA and its subsidiaries and does not reflect the merger with HMI and the attendent financing. See "Pro Forme Consolidated Balance Sheet"

                                                       YEAR ENDED
                                                        31-DEC-95

Operations Revenue                                  $   245,313.00
- ------------------------------------------------------------------
Net Income                                          $ 7,593,984.00
- ------------------------------------------------------------------
Net Income (Loss) per Share
of Common Stock                                              $(.16)
- ------------------------------------------------------------------
Balance Sheet Data
- ------------------------------------------------------------------
Working Capital (deficit)                                2,031,405
- ------------------------------------------------------------------
Total Assets                                        $ 4,595,560.00
- ------------------------------------------------------------------
Total Liabilities                                   $ 2,666,932.00
- ------------------------------------------------------------------
Stockholder's equity
(deficiency)                                             1,928,628
- ------------------------------------------------------------------


ITEM 2.          DESCRIPTION OF PROPERTY

         The Company pursuant to a sub-lease agreement leases approximately 15,000 square feet in Exton, Pennsylvania where it currently maintains its corporate offices, limited warehouse and assembly facility. The term of the sub-lease agreement is three years ending in October 1998. The current base rent is $67,792. Other annual operating expenses under the sub-lease agreement are currently $11,600.

         The Company lease approximately 3,000 square feet of warehouse space in Royersford, Pennsylvania on a month to month basis. The monthly rent is $600.00. The Company also leases approximately 5,000 square feet of warehouse space in Folcroft, Pennsylvania on a month to month basis. The monthly rent is $500.00.

         In April, 1996 the Company leased approximately 16,400 square feet in Exton, Pennsylvania across the street from its other 15,000 square feet Exton plant. The term of the lease is three years. The current annual rent is $65,600. The Company intends to consolidate the operation in Folcroft and Royersford into this facility and to also assemble vending machines therein.

         In February 1996, the Company entered into an agreement to purchase a manufacturing facility in West Chester, Pennsylvania. The facility is approximately 36,000 square feet of which approximately 26,000 square feet is designed for USDA food manufacturing. The property consists of approximately twenty developable acres. The purchase price is $1,360,000 of which $40,000 has been paid. Closing on the sale is expected to take place in June 1996 subject to the Company obtaining sufficient funds to complete the purchase. The Company is currently leasing the facility. It is the Company's intention to use the facility as its corporate office and food production operation beginning in June 1996.


ITEM 3.          LEGAL PROCEEDINGS.  None



ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE

                                    PART II



ITEM 5.          MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

         The principal market for the Company's Common Stock is the National Association of Securities Dealers, Inc. over-the-counter market, on the Electronic Bulletin Board. The trading symbol for the Common Stock is "VEND.U".

                 Prior to January 18, 1996, the Company's Common Stock was traded under the symbol "HEMI". For the years 1994 and 1995 the high and low bid price of its Common Stock was 1/4. On January 18, 1996 the Company acquired all of the capital stock of Nouveau PA.. For the quarter ending March 31, 1996, the high and low bid price of the Company's Common Stock was 1/4 to 5 3/4. The prices represent prices between dealers, do not include retail mark-ups, mark downs or commissions and may not represent actual transactions.

HOLDERS

         As of April 8, 1996, the number of stockholders of record was 155, not including beneficial owners whose shares are held by banks, brokers and other nominees.

DIVIDENDS

         The company has paid no dividends since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

         Pursuant to the terms of the Company's Series A Preferred Stock, a 4% annual dividend is due and payable upon redemption. The dividend is currently being accrued. As of March 31, 1996, the unpaid cumulative dividends totaled approximately $28,689.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL YEARS 1994 AND 1995

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company has working capital of $2,037,405 compared with a working capital deficiency of $4,668,013 at December 31, 1994. The major reason for the increase in working capital was a $3,920,000 reduction in liabilities as a result from confirmation of the Company's Plan of Reorganization and settlement of a lawsuit with Rowe totaling $5,109,000 which consisted of $3,038,000 in cash, inventory valued at $2,592,000 and receivables of $363,000 less cancellation of payables of $884,000. The settlement was reached in September 1995.

         In March 1996, the Company received an additional $300,000 as part of the settlement. The remaining balance is due in installments of $100,000 in June 1996 and $500,000 in June 1997.

         During the period ending December 31, 1995 the Company received $183,000 in advances from an officer of the Company. In January 1996, the Company received an additional advance of $30,000 from the same officer.

         In January 1996, the Company received approximately $3,045,000 in net proceeds from the sale of its convertible preferred stock in a private placement.

         In February 1996, the Company entered into an agreement to purchase a facility capable of manufacturing the Company's food products. The Company paid $40,000 to lease the facility until the closing on the sale which is scheduled for June 1996. At closing the Company will be required to pay $1,320,000 to purchase the facility. Management presently estimates that it will cost approximately $700,000 to renovate the facility so that the Company can begin food manufacturing operations. The Company will need to obtain financing to purchase the facility and renovate it. The Company will also need additional funds to finance the manufacturing of its vending machines. The amount of funds will be determined by the number of vending machines that are ordered. Currently, the Company has distribution agreements that require that 1,673 machines be delivered in 1996. The Company's current inventory can supply approximately 810 machines provided that additional parts are ordered.

         The Company will require additional funding to fund its food production operation and to purchase vending machines. The Company is currently in the process of attempting to raise additional financing through a private placement of its securities to meet its short term capital needs. The Company is also seeking additional sources of financing to meet its longer term needs. No assurance can be given that the Company will be able to obtain any additional financing.

RESULTS OF OPERATIONS

         For the year ended December 31, 1995 the Company had net sales of $245,313 compared to net sales of $943,345 at December 31, 1994. The decrease was as the result of lower pizza sales, machine sales and no license fees paid in 1995 as the Company had essentially suspended operations during the period it was in bankruptcy proceedings. In October 1994, the Company sought protection under Chapter 11 of the bankruptcy code. The Company emerged from bankruptcy proceedings in December 1995. During the period it was in bankruptcy the Company's operation were greatly reduced on account of limited funds. Approximately fifty percent of the Company's sales in 1995 were derived from one customer, AMTRAK, and consisted of bulk sales of pizzas. The Company does not expect that it will realize any significant sales to this customer in the future. The Company currently has agreements from various distributots that call for orders from such distributors for 1,673 vending machines during 1996. As the Company is only now beginning to commence operations and because it has no prior experience with the various distributors no assurance can be given as to how many actual purchase orders will be received pursuant to the various agreement.

         The Company anticipates that it will enter into additional distribution agreements during 1996. The current distribution agreements are for sales outside the United States. During 1996, the Company intends to expand its marketing effort to the domestic marketplace.

         General and administrative expenses total $618,392 during 1995. Of this amount approximately $245,000 was for salaries and approximately $132,00 for rent. General and administrative expenses in 1994 were $998,293.

ITEM 7.          FINANCIAL STATEMENTS

         The consolidated financial statements required to be filed pursuant to this Item 7 begins on page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this
         Item 7.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.  Non applicable.

                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company  are as follows:

Name                              Age                       Position
- ----                              ---                       --------
Gary W. Black, Sr.                55               Chief Executive Officer, Chief Financial Officer and,
                                                   Chairman of the Board of Directors

Robert J. Brock, Sr.              54               Chief Operating Officer, and Director

Frederick W. Johnson              57               Production Manager, Secretary and Director

         Mr. Black founded Nouveau PA in 1989 and brings thirty years of experience in the fields of materials engineering, actuation and mechanism design and systems analysis to the Company. His background covers sub-systems design for numerous aerospace and space hardware, commercial and military aircraft, weapons systems and automotive engine combustion. Mr. Black holds numerous patents on exotic materials, chemical formulations, weapons delivery systems, packaging, electro-mechanical actuation devices and most recently, in food formulation and robotic vending equipment. Prior to founding and becoming Chief Executive Officer of Nouveau PA, Mr. Black held positions as founder and Chief Scientist of Turbo-Technologies, a materials research and product manufacturing company; owner and Chief Executive Officer of Penn Precision Manufacturing ("Penn Precision"), a defense product manufacturing company; owner and Chief Executive Officer of Applied Manufacturing Sciences, a defense product manufacturing company; founder and President of MATRA Defense Systems, a defense product manufacturing company; and a Vice President of Teleflex Incorporated.

         Mr. Brock also brings over thirty years of manufacturing experience to the Company, has an extensive background in manufacturing, particularly within the scope of military equipment and has held leadership positions related to plant management, production operations, and personnel management. Mr. Brock began his career with George E. Ellis Company, a manufacturer of specialty containers for the military, where he held positions as Time Study Engineer, Personnel Manager and Manufacturing Manager over a ten year period.
         He then worked for thirteen years at Ametek, a manufacturer of aircraft and automotive instruments, where he held managerial positions related to manufacturing, personnel, production, materials and plant and production management. Mr. Brock held similar positions at Action Manufacturing. Mr. Brock was General Manager for Penn Precision. Mr. Brock is Chief Operating Officer, has responsibility for Human Resources, Operations Management and reports to the Company's Chief Executive Officer. He has been employed by the Company for over five years.

         Mr. Johnson brings almost thirty years of experience in industrial management to the Company. Mr. Johnson received a degree in Business Administration with a major in Industrial Management. Mr. Johnson held management positions with Handy & Harmon Tube, Speeline Inc., Commodore Optoelectronics and Franke over a twenty year period. Mr. Johnson joined the Company as Production Manager and has held this position for over five years. His responsibilities include oversight of production of vending machines, shift management, labor relations, quality control and production control. Mr. Johnson reports directly to the Chief Operating Officer. He is an active member of both the Chamber of Commerce and the American Manufacturing Association.

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned or paid to the named executive officer by the Company for the fiscal year ended December 31, 1995



                                                                                           LONG TERM COMPENSATION
                                             ANNUAL COMPENSATION                           ----------------------
                                                                                                  AWARDS
============================================================================================================================
                                                                     OTHER            RESTRICTED           SECURITIES
                         Year     Salary($)        Bonus($)           ANNUAL            STOCK              UNDERLYING
                                                                   COMPENSATION        AWARDS           OPTIONS/SAR'S(#)
                     ------------------------------------------------------------------------------------------------------
Gary W. Black, Sr.      1995        $32,500                        $9,000

                        LONG TERM
                       COMPENSATION
                      ---------------
                           PAYOUT
                      ==================================
                          LTIP            ALL OTHER
                         PAYOUTS         COMPENSATION
                           ($)                ($)
- --------------------------------------------------------
Gary W. Black, Sr.



- -----------------------------------------------------------------------------------------------------------------------------
                                   AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 1995 AND
                                                     FY-END OPTION/SAR VALUES
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                NUMBER OF
                                                                                SECURITIES       VALUE OF THE UNEXERCISED
                                            SHARES                              UNDERLYING         IN-THE-MONEY OPTIONS
  NAME                        YEAR        ACQUIRED ON           VALUE          UNEXERCISED             AT FY-END ($)
                                         EXERCISE (#)          REALIZED      OPTIONS/SARS AT
                                                                               EXERCISABLE/      EXERCISABLE/UNEXERCISABLE
                                                                              UNEXERCISABLE
- -----------------------------------------------------------------------------------------------------------------------------
Gary W. Black, Sr.            1995            $0                  $0                $0                      $0
- -----------------------------------------------------------------------------------------------------------------------------





- -----------------------------------------------------------------------------------------------------------------------------
                                            OPTIONS/SAR GRANTS IN THE FISCAL YEAR 1995
=============================================================================================================================
                                                        INDIVIDUAL GRANTS
=============================================================================================================================
                                           NUMBER OF          % OF TOTAL
                                          SECURITIES         OPTIONS/SARS      EXERCISE OR
  NAME                        YEAR        UNDERLYING          GRANTED TO        BASE PRICE              EXPIRATION
                                          OPTION/SARS         EMPLOYEES         ($/SHARE)                  DATE
                                            GRANTED         IN FISCAL YEAR
- -----------------------------------------------------------------------------------------------------------------------------
Gary W. Black, Sr.            1995             0                  0                 0                        0
- -----------------------------------------------------------------------------------------------------------------------------

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's

Common Stock, each director, and all executive officers and directors of the Company as a group, as of April 8, 1996, and their percentage ownership of Common Stock and their percentage voting power.

Name and Address of                                      Amount and Nature of              Percent of
Beneficial Owner                                         Beneficial Ownership (1)          Ownership
- ----------------                                         -----------------------------     ---------
Gary W. Black, Sr.                                           3,000,000                        26%
212 Phillips Road
Exton, PA 19341

Glengarry Family Investments, L.P.                           2,000,000                        17%
1120 Pine Street
Norristown, PA 19401  (2)

Robert J. Brock, Sr.                                           100,000                         *

Frederick W. Johnson                                            25,000                         *

ALL executive officers and directors as a
group (3 persons)                                            3,125,000                       27.0%

- ------------------------
*  Less than 1%

(1) Except as otherwise indicated, all of the shares are owned beneficially and of record. Beneficial ownership has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.

(2) A Delaware Limited Partnership whose sole limited partner is a corporation owned by the spouse of Mr. Gary W. Black, Sr. Mr. Black, Sr. disclaims any beneficial ownership in these shares.

         By virtue of his stock ownership and position with the Company Mr. Black may be deemed to "control" the Company.

STOCK OPTION PLAN

         The Company has adopted a stock option plan (the "Plan") covering 59,000 shares of the Company's Common Stock, $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as non-qualified stock options and Stock Appreciation Rights ("SAR'S"). The Plan, which expires in September 1998, is administered by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors. No SAR's have been granted.

         To date, no options are currently in effect.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Gary W. Black, Sr. is employed by the Company as it Chief Executive Officer. His annual compensation is $150,000. Mr. Black also receives a car allowance of $750.00 per month. Mr. Black's spouse and three sons also are employed by the Company.

         Mr. Robert Brock is employed by the Company as its President and Chief Operating Officer. His annual compensation is $80,000.

         Mr. Frederick W. Johnson is employed by the Company as its Production Manager. His annual compensation is $60,000.

         Mr. Gary W. Black, Jr. is the President of Nouveau Vend International a wholly owned subsidary of the Company. His annual compensation is $72,000.

         The Company leases automobiles for Messrs. Brock, Johnson and Gary W. Black, Jr. and Brett A. Black, the General Manager of the Company's Food Division who is a son of Mr. Gary W. Black, Sr. The terms of the leases are for three years ending in February 1999. The total lease payment is $1,500 per month. The automobiles are leased from a company owned by a stockholder of the Company. This stockholder also performs legal services for the Company. The Company considers the terms of the leases to be no less favorable then could have been obtained from a third party and multiple bids were received prior to effecting the subject leases.

                 In February, the Company advanced Mr. Gary W. Black, Sr. $200,000. In April, $100,000 was repaid with interest.


ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A.      The following documents are filed as part of this report:

                 1. The consolidated financial statements filed as part of this report are listed under the caption "Index to Financial Statements and Schedules", appearing elsewhere in this report.

                 2.       The following Exhibits are filed herein:

                          Exhibit
                          Number  Description
                          -------------------
                          3.1(a)           Certificate of Incorporation and By Laws

                          3.2(b)           Form of Certificate of Designation - Series A Convertible Preferred Stock

                          4.1(a)           Form of Warrant


                          *10.0            Agreement and Plan of Merger By and Among Health
                                           Management, Inc. and Nouveau International, Inc.
                                           dated January 18, 1996.

                          21.0(d)          Subsidiaries of the registrant

                          27.0(d)          Financial Data Schedule


B. Reports on Form 8-K filed January 30, 1996:  (i) to report an event under
Item 2 regarding the registrants' acquisition of all of the issued and outstanding capital stock of Nouveau International, Inc.and an event under item 4 to report a change in certifying accountants.



         * Incorporated by reference from registrants' Current Report on Form 8-K January 30, 1996.

                            HEALTH MANAGEMENT, INC.



                                 - I N D E X -
                                 -------------

                                                              PAGE
                                                             NUMBER
                                                             ------
REPORT OF INDEPENDENT AUDITORS                                F-2


BALANCE SHEET                                                 F-3


STATEMENTS OF OPERATIONS                                      F-4


STATEMENTS OF CHANGES IN CAPITAL
DEFICIENCY                                                    F-5


STATEMENTS OF CASH FLOWS                                      F-6


NOTES TO FINANCIAL STATEMENTS                                 F-7


PRO FORMA CONSOLIDATED BALANCE SHEET                          F-8


NOTES TO PRO FORMA CONSOLIDATED BALANCE
SHEET                                                         F-9


PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS                F-10

                    [RICHARD A. EISNER & COMPANY LETTERHEAD]




To the Directors
Health Management, Inc.


         We have audited the balance sheet of Health Management, Inc. (a Florida Corporation) as at December 31, 1995 and the related statement of operations, changes in capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Management, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 11, 1996

                            HEALTH MANAGEMENT, INC.

                                 BALANCE SHEET

                            AS AT DECEMBER 31, 1995



Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  - 0 -
                                                                ==========



                           L I A B I L I T I E S
                           ---------------------


Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .  $   5,000
                                                                ---------



                            CAPITAL DEFICIENCY
                            ------------------


Common stock - authorized 10,000,000 shares of $.001 par
   value; issued and outstanding 2,959,593 shares. . . . . . .      2,960



Additional paid-in capital . . . . . . . . . . . . . . . . . .    784,705



Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (792,665)
                                                                ---------



          Total capital deficiency . . . . . . . . . . . . . .     (5,000)
                                                                ---------


          T O T A L. . . . . . . . . . . . . . . . . . . . . .  $  - 0 -
                                                                =========





              The accompanying notes are an integral part hereof.

                            HEALTH MANAGEMENT, INC.

                            STATEMENTS OF OPERATIONS


                                                              Years Ended
                                                              December 31,
                                                      ----------------------------
                                                        1995                1994
                                                      --------            --------
Revenue. . . . . . . . . . . . . . . . . . . . . .    $ - 0 -             $  - 0 -




Operating expenses:
   General and administrative. . . . . . . . . . .     (14,022)            (24,054)
                                                      --------            --------




NET LOSS . . . . . . . . . . . . . . . . . . . . .    $(14,022)           $(24,054)
                                                      ========            ========




Net loss per share . . . . . . . . . . . . . . . .     $(.003)             $(.005)
                                                       ======              ======



Weighted average number of common
   shares outstanding. . . . . . . . . . . . . . .   4,500,000           4,500,000
                                                     =========           =========





              The accompanying notes are an integral part hereof.

                            HEALTH MANAGEMENT, INC.

                  STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY


                                                                    Additional                                      Total
                                                    Common            Paid-in            Accumulated               Capital
                                                    Stock             Capital              Deficit                Deficiency
                                                    ------          ----------           -----------            -------------
Balance - January 1, 1994...................        $2,960            $749,717             $(754,589)              $ (1,912)



Net loss....................................                                                 (24,054)               (24,054)



Capital contributions.......................                            25,444                                       25,444
                                                   -------           ---------            ----------              ---------



Balance - December 31, 1994.................         2,960             775,161              (778,643)                  (522)



Net loss....................................                                                 (14,022)               (14,022)



Capital contributions.......................                             9,544                                        9,544
                                                   -------           ---------            ----------              ---------



BALANCE - DECEMBER 31, 1995.................       $ 2,960           $ 784,705            $ (792,665)             $  (5,000)
                                                   =======           =========            ==========              =========





              The accompanying notes are an integral part hereof.

                            HEALTH MANAGEMENT, INC.

                            STATEMENTS OF CASH FLOWS


                                                                Year Ended
                                                               December 31,
                                                       ---------------------------
                                                          1995               1994
                                                       --------           --------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . .    $(14,022)          $(24,054)



   Change in accrued expenses . . . . . . . . . . .       4,478             (1,610)
                                                       --------           --------


          Net cash used in operating activities . .      (9,544)           (25,664)



Cash flows from financing activities:
   Capital contribution . . . . . . . . . . . . . .       9,544             25,444
                                                       --------           --------




NET CHANGE IN CASH. . . . . . . . . . . . . . . . .      - 0 -                (220)



Cash - beginning of year. . . . . . . . . . . . . .      - 0 -                 220
                                                       --------           --------



CASH - END OF YEAR. . . . . . . . . . . . . . . . .    $ - 0 -            $ - 0 -
                                                       ========           ========





              The accompanying notes are an integral part hereof.

                            HEALTH MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Organization and Business:

         The Company was incorporated on March 19, 1981 and was engaged in providing management and consulting services. The Company was inactive since mid 1993.


(NOTE B) - Summary of Significant Accounting Policies:

         Net loss per common share is based on the weighted average number of shares outstanding during the period after giving effect to a stock split of
1.52 for 1 on January 6, 1996.


(NOTE C) - Subsequent Event:

         In January 1996, Health Management, Inc. ("HMI") acquired all the outstanding common stock of Nouveau International, Inc. in exchange for shares representing 60% of HMI common stock. Concurrent with the transaction, HMI sold 70 units in a private placement, each unit consisting of 1 share of 4% cumulative redeemable preferred stock and 1,608 common stock purchase warrants, for $3,500,000. HMI changed its name to Nouveau International, Inc.

         The preferred stock is mandatorily redeemable at a price per share which is equal to the original issuance price plus accrued dividends on the earlier of the date of a public offering of its common stock for minimum gross proceeds of $5,000,000 or January 4, 1997 which is the beginning of the 13th month following the date of the sale of the preferred shares. If not redeemed through the public offering, the Company may, at its option, convert the preferred stock into 1,125,000 shares of common stock. The preferred stock has a liquidation value equal to the redemption value.

         Each common stock purchase warrant entitles the holder to purchase one share of the new Company's common stock at an exercise price of $.50 per share. The warrants expire in January 1996.

                      PRO FORMA CONSOLIDATED BALANCE SHEET

                            AS AT DECEMBER 31, 1995
                                  (Unaudited)


         The following pro forma consolidated balance sheet gives effect to (i) the acquisition of Nouveau International, Inc., by Health Management, Inc. for 60% of the common stock of HMI. Since the stockholders of Nouveau have the majority of the outstanding shares, the transaction has been accounted for as if Nouveau were the acquiring company. The accounts of HMI have been recorded at book amount since it had no operations, (ii) the issuance in a private placement of preferred stock with warrants to purchase 112,560 shares of common stock for an aggregate of $3,500,000, (iii) repayment of debt and acquisition of patent technology from proceeds of private placement. This statement should be read in conjunction with the financial statements of Nouveau International, Inc. appearing elsewhere herein. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of financial position had the transactions occurred on December 31, 1995.

                                                                        Historical
                                                             -----------------------------
                                                                 Nouveau          Health
                                                             International,     Management,          Pro Forma
                        A S S E T S                                Inc.             Inc.            Adjustments          Pro Forma
                        -----------                          --------------     -----------     -------------------     -----------
 Current assets:
    Cash. . . . . . . . . . . . . . . . . . . . . . . .     $  376,971                        $ 3,045,000     (B))     $1,190,200
                                                                                               (2,231,771)    (C))
    Accounts receivable . . . . . . . . . . . . . . . .         22,083                                                     22,083
    Inventory . . . . . . . . . . . . . . . . . . . . .      3,174,659                                                  3,174,659
    Settlement receivable . . . . . . . . . . . . . . .        362,694                                                    362,694
    Due from affiliate. . . . . . . . . . . . . . . . .         32,287                                                     32,287
                                                            -----------                       ------------             -----------
           Total current assets . . . . . . . . . . . .      3,968,694                            813,229               4,781,923

 Property and equipment, net. . . . . . . . . . . . . .        117,250                                                    117,250

 Settlement receivable. . . . . . . . . . . . . . . . .        448,142                                                    448,142

 Technology patents . . . . . . . . . . . . . . . . . .                                           530,821     (C)         530,821

 Other assets . . . . . . . . . . . . . . . . . . . . .         61,474                            (45,000)    (B)          16,474
                                                            -----------                       ------------             -----------

           T O T A L. . . . . . . . . . . . . . . . . .     $4,595,560                        $ 1,299,050              $5,894,610
                                                            ===========                       ============             ===========

                   L I A B I L I T I E S
                   ---------------------

 Current liabilities:
    Current portion of prepetition liabilities. . . . .     $1,397,885                        $(1,200,950)    (C)      $  196,935
    Accounts payable, accrued expenses and other
      current liabilities . . . . . . . . . . . . . . .        349,640                                                    349,640
    Loan payable, stockholder . . . . . . . . . . . . .        183,764                                                    183,764
                                                            -----------                       ------------             -----------
           Total current liabilities. . . . . . . . . .      1,931,289                         (1,200,950)                730,339

 Prepetition liabilities. . . . . . . . . . . . . . . .        635,643                           (500,000)    (C)         135,643

 Fees payable . . . . . . . . . . . . . . . . . . . . .        100,000                                                    100,000
                                                            -----------                       ------------             -----------

           Total liabilities. . . . . . . . . . . . . .      2,666,932                         (1,700,950)                965,982
                                                            -----------                       ------------             -----------


                    STOCKHOLDERS' EQUITY
                    --------------------

 Convertible preferred stock (convertible into
    1,125,000 shares of common stock) ($3,500,000
    liquidation preference) . . . . . . . . . . . . . .                                         3,000,000     (B)       3,000,000
 Common stock . . . . . . . . . . . . . . . . . . . . .        389,714         $   2,960         (381,424)    (A)          11,250

 Additional paid-in capital . . . . . . . . . . . . . .                          784,705          378,464     (A))        378,464
                                                                                                 (784,705)    (A))

 Retained earnings (deficit). . . . . . . . . . . . . .      1,538,914          (787,665)         787,665     (A)       1,538,914

                                                            -----------        ----------     -----------              -----------
           Total stockholders' equity . . . . . . . . .      1,928,628            - 0 -         3,000,000               4,928,628
                                                            -----------        ----------     ------------             -----------

           T O T A L  . . . . . . . . . . . . . . . . .     $4,595,560         $  - 0 -       $ 1,299,050              $5,894,610
                                                            ===========        ==========     ============             ===========

                      PRO FORMA CONSOLIDATED BALANCE SHEET

                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET


(A) Reflects the exchange of 6,750,000 shares (60%) of HMI's common stock for all of the outstanding shares of Nouveau International, Inc.'s common stock.

(B) Reflects the issuance of 70 shares of Series A 4% Cumulative Convertible Redeemable Preferred Stock with a par value $.001 per share. Each share was issued with warrants to purchase 1,608 shares of common stock at an exercise price of $.50 per share expiring three years from the date of issue.

                 Shares. . . . . . . .          70
                 Price per unit. . . .  $   50,000
                                        -----------
                                         3,500,000
                 Less issuance costs .     500,000
                                        -----------
                                        $3,000,000
                                        ===========

(C) Reflects the repayment of debt and acquisition of patent technology from the proceeds of the private placement.

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (Unaudited)

         The following pro forma consolidated statement of operations gives effect to the acquisition of Nouveau International, Inc., for 60% of the outstanding stock of Health Management, Inc. This statement should be read in conjunction with the financial statements of Nouveau International, Inc. and Health Management, Inc. appearing elsewhere herein. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or what would have occurred if the merger had occurred, nor is it indicative of the future operating results or financial position of the Company.


                                                                        Historical
                                                              ----------------------------
                                                                 Nouveau          Health
                                                              International,    Management,         Pro Forma
                                                                   Inc.             Inc.           Adjustments           Pro Forma
                                                              -------------     -----------     -----------------      ------------
 Revenues:
    Net sales . . . . . . . . . . . . . . . . . . . . .     $   245,313                                              $   245,313
    Cost of goods sold. . . . . . . . . . . . . . . . .         224,282                                                  224,282
                                                            ------------                                             ------------

           Gross profit . . . . . . . . . . . . . . . .          21,031                                                   21,031
                                                            ------------                                             ------------
 Operating expenses:
    General and administrative. . . . . . . . . . . . .         618,398        $ 9,022                                   627,420
    Selling . . . . . . . . . . . . . . . . . . . . . .          34,839                                                   34,839
                                                            ------------       --------                              ------------

                                                                653,237          9,022                                   662,259
                                                            ------------       --------                              ------------

 Loss from operations . . . . . . . . . . . . . . . . .        (632,206)        (9,022)                                 (641,228)

 Gain from settlement of lawsuit. . . . . . . . . . . .       5,979,459                       $(5,979,459)     (1)        - 0 -

 Interest income. . . . . . . . . . . . . . . . . . . .         105,216                                                  105,216

 Interest expense . . . . . . . . . . . . . . . . . . .         (32,352)                                                 (32,352)
                                                            ------------       --------       ------------           ------------

 Income (loss) before extraordinary item  . . . . . . .     $ 5,420,117        $(9,022)       $(5,979,459)           $  (568,364)
                                                            ============       ========       ============           ============

 Pro forma loss per share before extraordinary item . .                                                                    $(.05)
                                                                                                                           ======

 Pro forma weighted average shares outstanding. . . . .                                                               11,750,000
                                                                                                                     ===========

 (1)  To adjust for nonrecurring gain on settlement of lawsuit.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND DECEMBER 31, 1994

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholder
Nouveau International, Inc.
   and Subsidiaries


     We have audited the accompanying balance sheets of Nouveau International, Inc. and subsidiaries as at December 31, 1995 and December 31, 1994 and the related statements of operations, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Nouveau International, Inc. and subsidiaries at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     As discussed in Note L, in January 1996, the Company was acquired by Health Management, Inc. through a reverse acquisition of stock.





New York, New York
February 7, 1996

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS

                                                         December 31,
                                                   -------------------------
                    A S S E T S                       1995           1994
                    -----------                    ------------  ------------
                                                                (debtor-in-
                                                                possession)
 Current assets:
    Cash (Note B) . . . . . . . . . . . . . . .     $  376,971   $    16,932
    Accounts receivable . . . . . . . . . . . .         22,083        28,979
    Inventory (Notes A[3] and C). . . . . . . .      3,174,659       621,298
    Settlement receivable (Note D). . . . . . .        362,694
    Due from affiliate (Note E) . . . . . . . .         32,287        32,287
                                                    -----------  ------------
           Total current assets . . . . . . . .      3,968,694       699,496

 Property and equipment, net (Notes A[4] and F)        117,250       265,099

 Settlement receivable (Note D) . . . . . . . .        448,142

 Other assets . . . . . . . . . . . . . . . . .         61,474        38,508
                                                    -----------  ------------


           T O T A L. . . . . . . . . . . . . .     $4,595,560   $ 1,003,103
                                                    ===========  ============


               L I A B I L I T I E S
               ---------------------

 Current liabilities:
    Current portion of prepetition liabilities
      (Note G). . . . . . . . . . . . . . . . .     $1,397,885   $ 5,318,371
    Accounts payable, accrued expenses and
      other current liabilities (Note D). . . .        349,640        49,138
    Loan payable, stockholder (Note H). . . . .        183,764
                                                    -----------  ------------
           Total current liabilities. . . . . .      1,931,289     5,367,509

 Prepetition liabilities (Note G) . . . . . . .        635,643     1,300,950

 Fees payable (Note D). . . . . . . . . . . . .        100,000
                                                    -----------  ------------

           Total liabilities. . . . . . . . . .      2,666,932     6,668,459
                                                    -----------  ------------

 Commitments and contingencies (Note I)


     STOCKHOLDER'S EQUITY (CAPITAL DEFICIENCY)
     -----------------------------------------

  Common stock (Note J). . . . . . . . . . . . .       389,714       389,714

  Retained earnings (deficit). . . . . . . . . .     1,538,914    (6,055,070)
                                                    -----------  ------------
            Total stockholder's equity
             (capital deficiency) . . . . . . .      1,928,628    (5,665,356)
                                                    -----------  ------------


           T O T A L. . . . . . . . . . . . . .     $4,595,560   $ 1,003,103
                                                    ===========  ============



          Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                                          Year Ended
                                                         December 31,
                                                  -------------------------
                                                       1995          1994
                                                   ------------  ------------
                                                                  (debtor-in-
                                                                  possession)
  Revenues:
    Net sales (Note K). . . . . . . . . . . . .    $   245,313   $   943,345
    Cost of goods sold. . . . . . . . . . . . .        224,282       859,287
                                                   ------------  ------------

           Gross profit . . . . . . . . . . . .         21,031        84,058
                                                   ------------  ------------

  Operating expenses:
    General and administrative. . . . . . . . .        618,398       922,909
    Selling . . . . . . . . . . . . . . . . . .         34,839        75,384
                                                   ------------  ------------

                                                       653,237       998,293
                                                   ------------  ------------

  (Loss) from operations . . . . . . . . . . . .      (632,206)     (914,235)
                                                   ------------  ------------

  Other income (expenses):
    Gain from settlement of lawsuit (Note D). .      5,979,459
    Gain from disposition of technology
      patents (Note I). . . . . . . . . . . . .                      530,821

    Interest income . . . . . . . . . . . . . .        105,216        23,686
    Interest expense. . . . . . . . . . . . . .        (32,352)     (213,179)
    (Loss) on abandonment and sale of property
      (Note F). . . . . . . . . . . . . . . . .        (92,338)       (3,279)
    Reorganization expense. . . . . . . . . . .        (41,401)      (15,000)
                                                   ------------  ------------

                                                     5,918,584       323,049
                                                   ------------  ------------

  Income (loss) before extraordinary item. . . .     5,286,378      (591,186)

  Extraordinary item:
    Compromise of prepetition liabilities
      (Note G). . . . . . . . . . . . . . . . .      2,307,606
                                                    -----------   -----------

  NET INCOME (LOSS). . . . . . . . . . . . . . .     7,593,984      (591,186)

  (Deficit) - beginning of year. . . . . . . . .    (6,055,070)   (5,463,884)
                                                   ------------  ------------

  RETAINED EARNINGS (DEFICIT) - END OF YEAR. . .   $ 1,538,914   $(6,055,070)
                                                   ============  ============





          Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                           Year Ended
                                                          December 31,
                                                   -------------------------
                                                       1995          1994
                                                   ------------  -----------
                                                                 (debtor-in-
                                                                 possession)
  Cash flows from operating activities:
    Net income (loss). . . . . . . . . . . . . .    $ 7,593,984    $ (591,186)
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
          Gain from sale of technology . . . . .                     (530,821)
          Litigation settlement. . . . . . . . .     (5,979,459)
          Loss on abandonment and sale of
            property . . . . . . . . . . . . . .         92,338         3,279
        Compromise of prepetition liabilities. .     (2,307,606)
        Depreciation . . . . . . . . . . . . . .         58,276        63,987
        Interest imputed on lawsuit settlement .        (97,266)
        Changes in operating assets and
          liabilities:
            Decrease in accounts receivable. . .          6,896        14,790
            Decrease in inventory. . . . . . . .         39,553        88,939
            (Increase) decrease in other assets.        (22,966)        5,478
            Increase (decrease) in accounts
              payable and accrued fees and
              expenses:
                Prepetition. . . . . . . . . . .        (46,783)      603,434
                Postpetition . . . . . . . . . .       (849,498)       49,138
            Proceeds from litigation settlement.      3,038,000
            (Decrease) in customer deposits. . .                      (17,542)
              Net cash provided by (used in)
                operating activities . . . . . .      1,525,469      (310,504)
                                                   ------------    ----------

  Cash flows from investing activities:
    Purchase of property and equipment . . . . .         (3,765)      (25,444)
    Proceeds from sale of asset. . . . . . . . .          1,000
                                                    ------------    ----------
              Net cash (used in) investing
                activities . . . . . . . . . . .         (2,765)      (25,444)
                                                    ------------    ----------

  Cash flows from financing activities:
    Proceeds from loans made by investor . . . .                       90,169
    Payment of secured prepetition liabilities .     (1,346,429)      (23,071)
    Loans from stockholder . . . . . . . . . . .        183,764       268,616
                                                    ------------    ----------
              Net cash provided by (used in)
                financing activities . . . . . .     (1,162,665)      335,714
                                                    ------------    ----------

  NET INCREASE (DECREASE) IN CASH . . . . . . . .       360,039          (234)

  Cash - beginning of year. . . . . . . . . . . .        16,932        17,166
                                                    ------------    ----------


  CASH - END OF YEAR. . . . . . . . . . . . . . .   $   376,971     $  16,932
                                                    ============    ==========


  Supplemental disclosure of cash flow
    information:
      Cash paid during the period for interest .    $    29,931     $   4,976



          Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS




(NOTE A) - Business and Summary of Significant Accounting Principles:

     [1]  The Company:

     Nouveau International, Inc. and subsidiaries (the "Company") manufactures and distributes hot food vending machines and related food products. The Company uses certain proprietary machine and food technology in the manufacture of its products.

     On October 24, 1994, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court and subsequently submitted a plan of reorganization to the court. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-possession. On December 8, 1995 the plan of reorganization (the "Plan") was confirmed.

     The Company is currently in the process of negotiating supply and marketing agreements needed to broaden the distribution of their products.

     [2]  Principles of consolidation:

     The consolidated financial statements of Nouveau International, Inc. include the accounts of its wholly owned subsidiaries, Nouveau Foods International, Inc. and Nouveau Vend International, Inc. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

     [3]  Inventories:

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

     [4]  Property and equipment:

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).



(continued)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Business and Summary of Significant Accounting Principles:
           (continued)

     [5]  Income taxes:

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for income taxes to be accounted for based on the difference between reported amounts of assets and liabilities and their tax bases.

     The confirmation of the plan of reorganization, has eliminated all net operating loss carryforwards which were available to offset future taxable income.

     [6]  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(NOTE B) - Cash:

     At December 31, 1995, cash includes $338,000 of funds received from the lawsuit settlement referred to in Note D. These funds are being held in a restricted escrow account and are segregated for payment to a secured creditor and the Company's attorneys.


(NOTE C) - Inventories:

     Inventories consist of the following:

                                               December 31,
                                         ------------------------
                                            1995         1994
                                         -----------  -----------
                                                      (debtor-in-
                                                      possession)
Component parts . . . . . . .            $1,443,885     $153,560
Work-in-process . . . . . . .               151,800       55,962
Finished machines . . . . . .             1,578,974      411,776
                                         ----------     --------

          T o t a l . . . . .            $3,174,659     $621,298
                                         ==========     ========

(continued)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Inventories:  (continued)

     Included in inventory at December 31, 1995 is approximately $900,000 of parts and substantially all of the work-in-process and finished machines which were received from a vendor pursuant to the litigation settlement referred to in Note D. These goods were valued at their current replacement cost.


(NOTE D) - Litigation Settlement:

     In 1995, the Company settled a lawsuit with the former supplier of its vending machines. Under the terms of the settlement agreement, the supplier cancelled accounts payable of $884,975 and agreed to pay the Company cash of $3,938,000 and deliver to the Company inventory parts, work-in-process and finished machines held by them, which were valued at $2,592,914. The Company has received cash payments totalling $3,038,000 through December 1995; the remaining balance is due in installments of $300,000 in March 1996, $100,000 in June 1996 and a final installment of $500,000 in June 1997.

     The settlement balance receivable is shown at its net present value discounted at an effective interest rate of 11% per annum. The bankruptcy court ordered that a portion of the cash proceeds of the settlement be used to pay a secured claim owed to a creditor (Note G) and attorneys' fees for services rendered in connection with the settlement of the lawsuit. Fees payable to the litigating attorneys amount to $300,000 at December 31, 1995. The current portion due of $200,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.


(NOTE E) - Due From Affiliate:

     Due from affiliate consists of a loan due on demand from a company which is wholly owned by the stockholder of the Company.




(continued)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Property and Equipment:

Property and equipment consists of the following:

                                                    December 31,
                                               ----------------------
                                                 1995         1994
                                               ---------   -----------
                                                           (debtor-in-
                                                           possession)
Machinery and equipment . . . .                 $228,428    $425,027

Furniture and fixtures. . . . .                   23,015      23,015

Transportation equipment. . . .                   10,796       7,032
                                                ---------   ---------

                                                 262,239     455,074
Less accumulated depreciation .                  144,989     189,975
                                                ---------   ---------

          T o t a l . . . . . .                 $117,250    $265,099
                                                =========   =========

     In July 1995, the Company abandoned leasehold improvements with a net book value of $90,640. In addition, the Company limited production to the assembly of vending machines during the first three months of 1995. The Company discontinued depreciating manufacturing equipment for the remainder of the year. In 1996, the Company expects to resume full production and will depreciate its manufacturing equipment over its remaining useful life.




(continued)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Prepetition Liabilities:

     Prepetition liabilities consists of the following:

                                   December 31,
                             ------------------------
                                1995         1994
                             -----------  -----------
                                          (debtor-in-
                                          possession)
Secured:
   Former investor. . . . .  $1,700,950   $2,900,950
   Bank . . . . . . . . . .                  146,429
                             -----------  -----------

                              1,700,950    3,047,379
                             -----------  -----------

Priority:
   Tax claims . . . . . . .      33,293       80,076
   Former stockholder . . .      48,000
                             -----------  -----------

                                 81,293       80,076
                             -----------  ----------

Unsecured:
   Stockholders . . . . . .      22,636      226,356
   Trade and other
     miscellaneous claims .     132,131    2,300,333
   Former investor. . . . .      96,518      965,177
                             -----------  -----------

                                251,285    3,491,866
                             -----------  -----------

          T o t a l . . . .   2,033,528    6,619,321

Less current portion. . . .   1,397,885    5,318,371
                             -----------  -----------

Noncurrent portion. . . . .  $  635,643   $1,300,950
                             ===========  ===========

     When the Company petitioned for bankruptcy in October 1994 two claims were owed to secured creditors. The first claim was owed to a bank who was paid in full in June of 1995. The payment amounted to $175,000 including accrued interest of $28,571. The remaining claim is payable to a former investor in the Company and is partly collateralized by the proceeds of the litigation settlement referred to in Note D. Total payments made against this claim through December 31, 1995 amount to $1,200,000.

     In January 1996, the Company used a portion of the proceeds received from the sale of preferred stock (Note L) to pay the remaining balance of secured claims owed to the former investor of $1,700,950.



(continued)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE G) - Prepetition Liabilities:  (continued)

     The plan of reorganization did not provide for the payment of interest to the secured creditor subsequent to the date of petition. Contractual interest on these loans was approximately 11% per annum and if it would have continued to accrue, it would have amounted to approximately $242,000 for the year ended December 31, 1995 and $55,000 for the period of October 24, 1994 through December 31, 1994.

     In June 1995, the Bankruptcy Court ordered the Company to pay $46,783 to the Internal Revenue Service from the proceeds of the initial payment received from the litigation settlement. Priority claims include remaining payroll tax liabilities owed to a state government and unpaid rent due to a former stockholder for leased premises which were vacated in 1995.

     Upon confirmation of the plan of reorganization, unsecured claims, including those due to certain stockholders and the former investor were settled for 10% of their prepetition amount and are payable in two equal installments of 5% each in December 1996 and December 1997. Cancellation of debt pursuant to the plan of reorganization resulted in an extraordinary gain of $2,307,606.

     Minimum payments due for all claims under the plan of reorganization are as follows:

                         Secured    Priority  Unsecured     Total
                      ------------  --------  ---------  -----------
1996 . . . . . . . .  $1,200,950     $71,293   $125,642   $1,397,885
1997 . . . . . . . .     500,000      10,000    125,643      635,643
                      -----------    --------  ---------  -----------

                      $1,700,950(1)  $81,293   $251,285   $2,033,528
                      ==========     ========  =========  ===========


(1) Amount paid in full using the proceeds of the sale of preferred stock (Note
J).


(NOTE H) - Loans Payable - Stockholder:

     These loans were made to the Company from October to December 1995, were secured, and were repaid in January 1996. The loans bore interest at 10% per annum. Interest expense on these loans amounted to $2,421 for the year ended December 31, 1995.




(continued)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Commitments and Contingencies:

     [1] The Company occupies premises pursuant to an operating lease which expires in July 1998. In addition, the Company entered into a three year lease in January 1996 for a building which it intends to use as a facility to assemble and store pizza vending machines. The new lease expires on March 31, 1999. These leases are subject to escalations for the Company's pro rata share of real estate taxes and operating expense. Future minimum rental payments, exclusive of escalation payments for taxes and utilities, under these leases are as follows:

 Year Ending
 December 31,
 ------------
    1996 . . . . . . . . . . . . . . . .  $ 69,672
    1997 . . . . . . . . . . . . . . . .    73,440
    1998 . . . . . . . . . . . . . . . .    37,662
                                          ---------

              T o t a l. . . . . . . . .  $180,774
                                          =========

          The Company also leases certain storage facilities on a month-to-month basis. In 1995, rent expense amounted to $61,357 including $24,668 paid to a former stockholder. In 1994 rent expense amounted to $34,105 which was paid to a former stockholder.

     [2] In 1994, the Company repaid $530,281 of its secured debt upon the foreclosure by the creditor against certain technology patents. The Company recorded a gain of $530,281 from the disposition of its technology patents. In January 1996, the Company used a portion of the proceeds received from the sale of preferred stock (Note L) to repurchase these patents for its exclusive use for $530,821.

     [3] In connection with the Company's petition for relief under the bankruptcy laws, various suits and judgements have been filed against the Company. In the opinion of the Company's management and legal counsel, these claims will not result in any liability to the Company.


(NOTE J) - Common Stock:

     At December 31, 1995, 10,000,000 shares of $1 par common stock are authorized, of which 2,198,992 are issued and outstanding. From inception, the Company received payments totalling $389,714 from the sale of stock. The Company is 100% owned by one stockholder who became the owner of all outstanding shares upon confirmation of the Plan.

(continued)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE K) - Other:

     In 1995 and 1994 sales to one customer amounted to $124,638 and $329,716 which represents 50% and 35% of net sales in each of these years, respectively. In addition, accounts receivable due from this customer was $21,873 at December 31, 1995.

     In addition, the Company sold certain vending machines to a stockholder in 1994 for $12,000.


(NOTE L) - Subsequent Event:

     [1] In January 1996, all of the outstanding stock of the Company was acquired by Health Management Inc. ("HMI") in exchange for 6,750,000 shares, representing 60%, of HMI common stock. HMI was a nonoperating company and therefore the acquisition will not be accounted for as a business combination. Concurrent with the transaction, in a private placement, HMI sold 70 units, each unit consisting of 1 share of 4% cumulative redeemable preferred stock and 1,608 common stock purchase warrants for $3,500,000. HMI changed its name to Nouveau International, Inc. ("NI").

          The preferred stock is mandatorily redeemable at a price per share which is equal to the original issuance price plus accrued dividends on the earlier of the date of a public offering of its common stock for minimum gross proceeds of $5,000,000 or January 4, 1997. If not redeemed through the public offering, the Company may, at its option, convert the preferred stock into 1,125,000 shares of common stock. The preferred stock has a liquidation value equal to the redemption value.

          Each common stock purchase warrant entitles the holder to purchase one share of the new Company's common stock at an exercise price of $.50 per share. The warrants expire in January 1999.

     [2] NI is currently in the process of attempting to raise additional financing through a private placement of debt securities. The Company is seeking additional sources of financing however there is no assurance that such financing will be obtained.

     [3] In February 1996, NI formed Noveau Equities, Inc. and entered into contract for the purchase of a building in which it will construct and operate a food processing plant. The purchase price of the building is $1,360,000. NI has made a nonrefundable down payment of $40,000 and is currently seeking additional financing which is needed to fund the balance of the purchase price. There is noassurance that such financing will be obtained.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: April 15, 1996                   NOUVEAU INTERNATIONAL, INC.


                                        BY:/S/ Gary W. Black
                                           -----------------------
                                           Gary W. Black, Sr.
                                           Chief Executive Officer




         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                     Date

/S/ Gary W. Black, Sr.            Chief Executive Officer (Principle         April 15, 1996
- ------------------------          Executive Officer , Principal
Gary W. Black, Sr.                Financial Officer and Principal
                                  Accounting Official and Director


/S/ Robert J. Brock, Sr.          Chief Operating Officer and                April 15, 1996
- ------------------------          Director
Robert J. Brock, Sr.


         *                        Director                                   April  *  , 1996
- ------------------------
Frederick W. Johnson
