Form 10KSB/A
period 1995-12-31
NOUVEAU INTERNATIONAL INC
filed 1996-05-02
CIK 776999

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         As of April 8 , 1996 the number of shares of Common Stock outstanding was 11,249,988. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of April 8 , 1996 was approximately $35,218,681 (based upon 6,124,988 shares at $5.75 per share).

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

        The Company has a co-pack agreement with Crestar Foods, Inc. who prepares a portion of the food products on behalf of the Company using the Company's proprietary formulations. The food products are then sold by the Company to customers both directly and through third-party distributors. The Company plans to license the production of its food products on a global basis. The Company owns its own baking equipment and operated its own bakeries until October 1994, however, it was decided to discontinue baking operations as a result of its bankruptcy filing in October 1994, and presently such equipment is not in use and the Company has not yet recommenced baking operations on its own. In February 1996, the Company entered into an agreement to purchase a facility that is capable of housing the Company's baking equipment and which will allow the Company to embark on its own food preparation and development operations. The Company is presently leasing the facility. Closing on the agreement is scheduled for June 1996 subject to the Company obtaining sufficient financing. The Company estimates that approximately 600 robotic machines have been delivered through December 31, 1995. The Company shipped approximately 24 machines in 1995 as it essentialy suspend operations during the period of time it was in bankruptcy proceedings. While the Company continues to supply food products to some purchasers of these machines it cannot determine how many machines are in actual use. Since December 31, 1995 through March 31, 1996 the Company has shipped 38 robotic machines which vend pizzas.

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

DATED: April 30, 1996                   NOUVEAU INTERNATIONAL, INC.


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


Signature                                  Title                                     Date

/S/ Gary W. Black, Sr.            Chief Executive Officer (Principle         April 30, 1996
- ------------------------          Executive Officer , Principal
Gary W. Black, Sr.                Financial Officer and Principal
                                  Accounting Official and Director


/S/ Robert J. Brock, Sr.          Chief Operating Officer and                April 30, 1996
- ------------------------          Director
Robert J. Brock, Sr.


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