Form 10QSB
NOUVEAU INTERNATIONAL INC
filed 1996-05-20
CIK 776999

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the quarterly period ended __________________ March 31,1996 ________________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                       Commission file number 33-00139-A

                          Nouveau International, Inc.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                          23-2932617
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                       212 Phillips Road, Exton, PA 19341
                    (Address of principal executive offices)

                                 (610) 524-8393
                          (Issuer's telephone number)

_____________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] YES           [ ] NO

As of May 15,1996, the number of shares of Common Stock issued and outstanding was 11,249,988.

                          NOUVEAU INTERNATIONAL, INC.
                                     INDEX

                                                                                                               Page
                                                                                                               Number
                                                                                                               ------
PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets - March 31,1996
         and March 31,1995  .............................................................................        1

         Consolidated Condensed Statements of Operations - For the three months ended
         March 31, 1996 and 1995.........................................................................        2

         Consolidated Condensed Statements of Cash Flows - For the three months ended
         March 31,1996 and 1995..........................................................................        3

         Notes to Consolidated Condensed Financial Statements............................................        4

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................................       11




PART II - OTHER INFORMATION
         Item 1.   Legal Proceedings.....................................................................      N/A
         Item 2.   Changes in Securities.................................................................      N/A
         Item 3.   Defaults Upon Senior Securities.......................................................      N/A
         Item 4.   Submission of Matters to a Vote of Security Holders...................................      N/A
         Item 5.   Other Information.....................................................................      N/A
         Item 6.   Exhibits and Reports on Form 8-K......................................................      12

SIGNATURES...............................................................................................      13

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS


                                                                                                 March 31
                                                                                                 --------
                                 A S S E T S                                           1996                     1995
                                 -----------                                           ----                     ----
                                                                                                             (debtor-in-
                                                                                                             possession)
Current assets:
         Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  131,448              $       990
         Accounts receivable, Trade  . . . . . . . . . . . . . . . . . . . .          147,811                   11,736
         Loans receivable, Officer . . . . . . . . . . . . . . . . . . . . .          200,000
         Inventory  (Notes A[3] and B) . . . . . . . . . . . . . . . . . . .        3,060,082                  606,702
         Settlement receivable (Note C) .  . . . . . . . . . . . . . . . . .           85,198
         Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           22,186
         Due from affiliate (Note D). . .  . . . . . . . . . . . . . . . . .           32,287                   32,287
                                                                                   -----------             ------------
                 Total current assets  . . . . . . . . . . . . . . . . . . .        3,679,012                  651,715

Property and equipment, net (Notes A [4] and E). . . . . . . . . . . . . . .          160,090                  239,336
Settlement receivable (Note C) . . . . . . . . . . . . . . . . . . . . . . .          448,142

Patents, net (Note F ) . . . . . . . . . . . . . . . . . . . . . . . . . . .          528,053
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           86,501                   54,008
                                                                                   -----------             ------------
                 Total Other assets  . . . . . . . . . . . . . . . . . . . .          614,554                   54,008
                                                                                   -----------             ------------

       T O T A L   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4,901,798              $   945,059
                                                                                   ===========             ============

                            L I A B I L I T I E S
                            ---------------------
Current liabilities:
         Current portion of prepetition liabilities (Note G) . . . . . . . .       $  125,196              $ 5,336,532
         Accounts payable, accrued expenses and other
                 current liabilities . . . . . . . . . . . . . . . . . . . .          281,655                   44,382
         Dividends payable (Note I [3]). . . . . . . . . . . . . . . . . . .           30,333
                                                                                   -----------             ------------
                 Total current liabilities . . . . . . . . . . . . . . . . .          437,184                5,380,914

Prepetition liabilities (Note G) . . . . . . . . . . . . . . . . . . . . . .          142,196                1,300,950
Fees payable(Note C) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          150,000
                                                                                   -----------             ------------
                 Total liabilities . . . . . . . . . . . . . . . . . . . . .          729,380                6,681,864
                                                                                   -----------             ------------

                  STOCKHOLDER'S EQUITY (CAPITAL DEFICIENCY)
                  -----------------------------------------
Preferred stock, 4% cumulative convertible redeemable (Note I [2] and [3]) .        3,108,333

Common stock (Note I [1])  . . . . . . . . . . . . . . . . . . . . . . . . .           11,250                   11,250

Additional paid  in capital  . . . . . . . . . . . . . . . . . . . . . . . .          378,464                  378,464

Retained earnings (deficit)  . . . . . . . . . . . . . . . . . . . . . . . .          674,371               (6,126,519)
                                                                                   -----------             ------------
                 Total stockholder's equity
                    (capital deficiency) . . . . . . . . . . . . . . . . . .        4,172,418               (5,736,805)
                                                                                   -----------             ------------
                 T O T A L . . . . . . . . . . . . . . . . . . . . . . . . .       $4,901,798              $   945,059
                                                                                   ===========             ============

Attention is directed to the accompanying notes to financial statements.


                                      (1)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ------------------------------
                                                                                  1996              1995
                                                                              ----------        -----------
                                                                                                 (debtor-in-
                                                                                                 possession)
Revenues:
         Net sales . . . . . . . . .  . . . . . . . . . . . . . . . . . . . .    260,841        $    41,919
         Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . .     234,880             34,956
                                                                              ----------        -----------
         Gross profit   . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,961              6,963
                                                                              ----------        -----------
Operating expenses:
         General and administrative . . . . . . . . . . . . . . . . . . . . .    466,020             85,013
         Selling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     170,846             12,072
                                                                              ----------        -----------
                                                                                 636,866             97,085
                                                                              ----------        -----------
(Loss) from operations . . . . . . . . . . . . . . . . . . . . . . . . . . .    (610,905)           (90,122)
                                                                              ----------        -----------
Other income (expenses):
         Miscellaneous income . . . . . . . . . . . . . . . . . . . . . . . .                        29,400
         Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .      21,578
         Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,741)            (9,977)
         Research and development expense . . . . . . . . . . . . . .            (89,207)
         Reorganization expense . . . . . . . . . . . . . . . . . . . . . . .    (45,602)              (750)
                                                                              ----------        -----------
                                                                                (114,972)            18,673
                                                                              ----------        -----------
         NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (725,877)         (  71,449)

         Retained earnings (Deficit) - beginning of Quarter . . .              1,538,914         (6,055,070)

         Appropriation of retained earnings for preferred stock
         Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . .     (30,333)

         Appropriation of retained earnings for preferred stock
         Offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . .   (108,333)
                                                                              ----------        -----------
               RETAINED EARNINGS (DEFICIT) - END OF QUARTER                   $  674,371        $(6,126,519)
                                                                              ==========        ===========
         Net loss per share of common stock . . . . . . . . . . . . . . . . . $     (.06)       $      (.01)
                                                                              ==========        ===========
         Weighted average shares of common stock outstanding . . . . . . .  . 11,249,988         11,249,988
                                                                              ----------        -----------




 Attention is directed to the accompanying notes to financial statements.





                                      (2)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended
                                                                                                    March 31
                                                                                        -------------------------------
                                                                                             1996               1995
                                                                                        -------------------------------
                                                                                                          debtor - in -
                                                                                                           possession)
Cash flows from operating activities:
    Net  (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (725,877)       $   (71,449)
    Adjustments to reconcile net (loss)
      to net cash used in operating activities:
           Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .             9,468             25,763
              Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable  . . . . . . . . . . .          (125,728)            17,243
                Decrease in inventory . . . . . . . . . . . . . . . . . . . . . .           114,577             14,596
                (Increase) in prepaid expenses and other assets . . . . . . . . .           (47,213)              (500)
                (Decrease) Increase in accounts payable and accrued expenses:
                    Prepetition . . . . . . . . . . . . . . . . . . . . . . . . .           (20,186)            12,944
                    Postpetition  . . . . . . . . . . . . . . . . . . . . . . . .            19,015            (14,539)
                Decrease in settlement receivable . . . . . . . . . . . . . . . .           277,496
                    (Decrease) in fees payable  . . . . . . . . . . . . . . . . .           (75,000)
                                                                                        -----------        -----------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . . .          (573,448)           (15,942)
                                                                                        -----------        -----------
    Cash flows from investing activities:
    Loans paid to officer. . .  . . . . . . . . . . . . . . . . . . . . . . . . .          (200,000)
    Purchase of property and equipment  . . . . . . . . . . . . . . . . . . . . .           (47,110)
    Repurchase of Technology and patent application fees  . . . . . . . . . . . .          (533,251)
                                                                                        -----------        -----------
                 Net cash (used in) investing activities  . . . . . . . . . . . .          (780,361)
                                                                                        -----------        -----------

Cash flows from financing activities:
    Sale of preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . . .          3,500,000
    Payment of offering fees   . . . . . . . . . . . . . . . . . . . . . . . . .            500,000
    Payment of secured prepetition liabilities . . . . . . . . . . . . . . . . .         (1,700,950)
    Payment of unsecured prepetition liabilities . . . . . . . . . . . . . . . .             (7,000)
    Repayment of loans from stockholder  . . . . . . . . . . . . . . . . . . . .           (183,764)
                                                                                        -----------        -----------
                Net cash provided by (used in) financing activities  . . . . . .          1,108,286
                                                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH  . . . . . . . . . . . . . . . . . . . . . . . .           (245,523)           (15,942)

Cash - beginning of Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .            376,971             16,932
                                                                                        -----------        -----------
CASH  - END OF QUARTER . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   131,448        $       990
                                                                                        ===========        ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest  . . . . . . . . . . . . . . . . . .        $     1,741        $     1,360

Attention is directed to the accompanying notes to financial statements.





                                      (3)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Business and Summary of Significant Accounting Principles:

(1)   The Company:

       Nouveau International, Inc. and subsidiaries (the "Company") manufactures and distributes hot food vending machines and related food products. The Company uses certain proprietary machine and food technology in the manufacture of its products.

                On October 24,1994, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United
States Bankruptcy Court and subsequently submitted a plan of reorganization to the court. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-possession. On December 8, 1995 the plan of reorganization (the "Plan") was confirmed.

(2)   Principles of consolidation:

         The consolidated financial statements of Nouveau International, Inc. include the accounts of its wholly owned subsidiaries, Nouveau Foods International, Inc., Nouveau Vend International, Inc.,Nouveau Equities, Inc and Nouveau International (PA), Inc. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

(3)   Inventories:

       Inventories are valued at the lower of cost (first-in, first-out method) or market.

(4)   Property and equipment:

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

(5)      Income taxes:

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

(6)   Use of estimates:

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





                                      (4)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Inventories:

         Inventories consist of the following:

                                                                                                March 31,
                                                                                        -----------------------------
                                                                                           1996              1995
                                                                                        ----------         ----------
                                                                                                           (debtor-in-
                                                                                                           possession)
            Component parts . . . . . . . . . . . . . . . . . . . . .                   $1,461,362          $  93,113
            Work-in-process . . . . . . . . . . . . . . . . . . . . .                      151,800             55,962
            Finished machines . . . . . . . . . . . . . . . . . . . .                    1,446,920           $457,627
                                                                                        ----------           --------
                                   T o t a l  . . . . . . . . . . . .                   $3,060,082           $606,702
                                                                                        ==========           ========


         Included in inventory at March 31, 1996 is approximately $900,000 of parts and substantially all of the work-in-process and finished machines, less components needed to ready and ship 38 machines during the quarter, which were received from a vendor pursuant to the litigation settlement referred to in Note C. These goods were valued at their current replacement cost.

(NOTE C) - Litigation Settlement:

         In 1995, the Company settled a lawsuit with the former supplier of its vending machines. Under the terms of the settlement agreement, the supplier canceled accounts payable of $884,975 and agreed to pay the Company cash of $3,938,000 and deliver to the Company inventory parts, work-in-process and finished machines held by them, which were valued at $2,592,914. The Company has received cash payments totaling $3,338,000 through March 1996; the remaining balance is due in installments of $100,000 in June 1996 and final installment of $500,000 in June 1997.

         The settlement balance receivable is shown at its net present value discounted at an effective interest rate of 11% per annum. The bankruptcy court ordered that a portion of the cash proceeds of the settlement be used to pay a secured claim owed to a creditor (Note G) and attorneys' fees for services rendered in connection with the settlement of the lawsuit. Fees payable to the litigating attorneys amount to $225,000 at March 31,1996. The current portion due of $75,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

(NOTE D) - Due From Affiliate:

         Due from affiliate consists of a loan due on demand from a company which is wholly owned by the stockholder of the Company.





                                      (5)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Property and Equipment:

         Property and equipment consists of the following:

                                                                                    March 31
                                                                        -----------------------------
                                                                            1996              1995
                                                                         ---------         ---------
                                                                                           (debtor-in
                                                                                          possession)

   Machinery and equipment  . . . . . . . . . . . . . . .                $ 244,267          $ 425,027

   Furniture and fixtures . . . . . . . . . . . . . . . .                   51,486             23,015

   Transportation equipment . . . . . . . . . . . . . . .                   13,596              7,032
                                                                         ---------          ---------
                                                                           309,349            455,074
   Less accumulated depreciation . . . . . . . . . . . .                   149,259            215,738
                                                                         ---------          ---------
            T o t a l . . . . . . . . . . . . . . . .  .                 $ 160,090          $ 239,336
                                                                         =========          =========


         The Company limited production to the assembly of vending machines during the first three months of 1995. The Company discontinued depreciating manufacturing equipment for the remainder of 1995 and for the quarter ended March 31,1996. During 1996, the Company expects to resume full production and will depreciate its manufacturing equipment over its remaining useful life or make a determination to abandon this equipment based on its current needs and methods of production.

(NOTE F) - Patents

         In January 1996, using a portion of the proceeds received from the sale of preferred stock, the Company paid to a creditor the sum of $530,821 to repurchase, for its exclusive use, certain technology patents. These patents and the cost of other patents are listed net of amortzation.





                                      (6)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Prepetition Liabilities:

         Prepetition liabilities consists of the following:


                                                                                              March 31,
                                                                                   --------------------------------
                                                                                       1996              1995
                                                                                   -----------        -------------
                                                                                                      (debtor-in
                                                                                                       possession)
          Secured:
            Former investor  . . . . . . . . . . . . . . . . . . . . .             $    -0-           $   2,900,950
            Bank . . . . . . . . . . . . . . . . . . . . . . . . . . .                                      164,590
                                                                                   ----------         -------------
                                                                                        -0-               3,065,540
                                                                                   ----------         -------------
Priority:

            Tax claims . . . . . . . . . . . . . . . . . . . . . . . .                                       80,076
            Former stockholder . . . . . . . . . . . . . . . . . . . .                 10,000
                                                                                   ----------         -------------
                                                                                       10,000                80,076
                                                                                   ---------          -------------
Unsecured:
            Stockholders . . . . . . . . . . . . . . . . . . . . . . .                 15,638               226,356
      Trade and other miscellaneous claims .  . . . . . . . . . . .  .                145,236             2,300,333
            Former investor. . . . . . . . . . . . . . . . . . . . . .                 96,518               965,177
                                                                                   ----------         -------------
                                                                                      257,392             3,491,866
                                                                                   ----------         -------------

                 T o t a l . . . . . . . . . . . . . . . . . . . . . .                267,392             6,637,482

            Less current portion . . . . . . . . . . . . . . . . . . .                125,196             5,336,532
                                                                                   ----------         -------------
            Noncurrent portion . . . . . . . . . . . . . . . . . . . .             $  142,196         $   1,300,950
                                                                                   ==========         =============

         When the Company petitioned for bankruptcy in October 1994 two claims were owed to secured creditors. The first claim was owed to a bank who was paid in full in June of 1995. The payment amounted to a $175,000 including accrued interest of $28,571. The remaining claim was payable to a former investor in the Company and was partly collateralized by the proceeds of the litigation settlement referred to in Note C. Total payments made against this claim through December 31, 1995 amount to $1,200,000. In January 1996, the Company used a portion of the proceeds received from the sale of preferred stock (Note I) to pay the remaining balance of secured claims owed to the former investor of $1,700,950.





                                      (7)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Prepetition Liabilities:       (continued)


Priority claims consist of unpaid rent due to a former stockholder for leased premises which were vacated in 1995.

Upon conformation of the plan of reorganization, unsecured claims, including those due to certain stockholders and the former investor were settled for 10% of their prepetition amount and are payable in two equal installments of 5% each in December 1996 and December 1997. Cancellation of debt pursuant to the plan of reorganization resulted in an extraordinary gain of $2,307,606, which was recognized at December 31, 1995.

         Minimum payments remaining for all claims under the plan of reorganization are as follows:

                                                      Secured         Priority      Unsecured        Total
                                                      -------         --------      ---------        -----
1996 . . . . . . . . . . . . . . . . . . . . .          -0-             -0-          $125,196       $125,196
1997 . . . . . . . . . . . . . . . . . . . . .          -0-            10,000         132,196        142,196
                                                      -----           -------        --------       --------
                                                      $ -0-           $10,000        $257,392       $267,392
                                                      =====           =======        ========       ========






                                      (8)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Commitments and Contingencies:

         The Company occupies premises pursuant to an operating lease which expires in July 1998. In addition, the Company entered into a three year lease in January 1996 for a building which it intends to use as a facility to assemble and store pizza vending machines. The new lease expires on March 31,1999. These leases are subject to escalation's for the Company's pro rata share of real estate taxes and operating expense. Future minimum rental payments, exclusive of escalation payments for taxes and utilities, under these leases are as follows:


      Nine months ending December 31
             1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 50,844
      Year ending December 31
             1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     73,440
             1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37,662
                                                                                                      --------
                                             Total  . . . . . . . . . . . . . . . . . . . . . . . .   $161,946
                                                                                                      ========

         The Company also leases certain storage facilities on a month-to-month basis. For three months ended March 31,1996, rent expense totaled to $10,800. For the same period ended in 1995, rent expense amounted to $12,600 which was paid to a former stockholder.


(NOTE I) - Capital Stock:

(1) At March 31, 1996, 25,000,000 shares of $.001 par common stock are authorized, of which 11,249,988 are outstanding.

(2) In January 1996, all of the outstanding stock of the Company was acquired by Health Management, Inc. ("HMI") in exchange for 6,750,000 shares, representing 60%, of HMI common stock. HMI was a nonoperating company and therefore the acquisition will not be accounted for as a business combination. Concurrent with the transaction, in a private placement, HMI sold 70 units, each unit consisting of 1 share of 4% cumulative redeemable preferred stock and 1,608 common stock purchase warrants for $3,500,000. HMI changed its name to Nouveau International, Inc. ("NI").

(3) The preferred stock is mandatorily redeemable at a price per share which is equal to the original issuance price plus accrued dividends on the earlier of the date of a public offering of its common stock for minimum gross proceeds of $5,000,000 or January 4, 1997. If not redeemed through the public offering, the Company may, at its option, convert the preferred stock into 1,125,000 shares of common stock. The preferred stock has liquidation value equal to the redemption value.

         Each common stock purchase warrant entitles the holder to purchase one share of the new Company's common stock at an exercise price of $.50 per share. The warrants expire in January 1999.





                                      (9)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Related Party Transactions

         In December 1994, the Company formed a joint venture in Italy. The joint venture company, called Nouveau Cordon Bleu and incorporated as an Irish company, is the European licensee for the Company. The Company provided the license to its proprietary technology and other parties provided capital and ongoing management with each becoming a 50% owner of the joint venture. The Company currently provides managerial support to the enterprise. The license agreement provides that Nouveau Cordon Bleu will purchase a minimum of 1,000 machines per year. As the European licensee, Nouveau Cordon Bleu will also assist the Company in selling master distributorships, each of which will act as the exclusive distributor of the Company's products in their respective designated regions. The distributors will be required to purchase a minimum number of machines annually in order to maintain regional exclusivity. The Company does not believe that this joint venture generated any profits during 1995. During the time the Company was in bankruptcy proceedings the parties to the joint venture agreement informally suspended any performance guarantees provided for in the agreements. During the three months ended March 31,1996, a majority of the Company's sales were to Nouveau Cordon Bleu.





                                      (10)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         In January 1996, Health Management, Inc. ("HMI"), a Florida corporation, which at the time had not engaged in any business for over two years and had virtually no assets, reincorporated in the State of Delaware and exchanged its common stock for all of the outstanding capital stock of Nouveau International, Inc. ("Nouveau PA"), a Pennsylvania corporation. HMI also changed its name to Nouveau International, Inc. following the acquisition of Nouveau PA. References herein to the Company's products, business operations and financial condition refer to the products, business operations and financial condition of Nouveau PA unless otherwise indicated. During 1995 the Company was in bankruptcy proceedings and had essentially ceased operations. In December 1995, the Company emerged from bankruptcy and in January 1996 completed a private placement of it's securities which provided the Company with funds to recommence operation. Therefore, management does not believe that a comparison of financial operations and conditions to the corresponding period in 1995 would be meaningful.

Results of Operations

During the three months ended March 31,1996, the net loss was ($725,877) compared to a net loss of ($71,449) for the three months ended March 31, 1995. During the period ended March 31,1996, the Company had net sales of $260,841 compared with net sales of $41,919 for the three months ended March 31,1995. Revenues consisted of approximately $215,600 in machine sales and approximately $45,200 in food product sales. Substantially all of the revenues were from foreign sales with a majority of sales to a joint venture partner. All of the machines sold were pizza vending machines. Beginning in the second quarter the Company began to market sandwich vending machines.

Operating expenses for the three months ended March 31,1996 totaled $636,866. For the three months ended March 31,1995 operating expenses were $97,085.

Selling expenses account for $170,849 of the total operating expenses for the period ended March 31,1996. Administrative salaries totaled approximately $182,400 for the period ended March 31,1996, as compared to approximately $26,000 for the quarter ended March 31,1995. Accounting and Legal fees equaled approximately $181,500 for the three months ended March 31, 1996, while no expenditures where paid on these types of services at March 31, 1995.


Dividends accrued on the Company's preferred stock at March 31,1996 equaled $30,333.

Liquidity and Capital Resources

On March 31,1996, the Company had working capital of approximately $3,242,000 compared to a working capital deficiency of $4,729,199 for the three months ended March 31,1995.

During the period ending March 31,1996, the Company advanced $200,000 to its Chief Executive Officer. In April 1996, $100,000 of the advance was repaid with interest.

During the period ending March 31,1996, the Company received $3,045,000 in net proceeds from the private placement of securities. Substantially all of these funds were expended during the period.

In March 1996, the Company received $300,000 as part of a settlement of a lawsuit. The remaining balance is due in installments of $100,000 in June 1996 and $500,000 in June 1997. The settlement was with a former manufacturer of the Company's vending machines. The total amount of the settlement was $5,109,000 and consisted of $3,038,000 in cash, inventory valued at $2,592,000 and receivables of $363,000 less cancellation of accounts payables of $884,000. The settlement was reached in September 1995. The Company used the major portion of the cash received to repay a secured creditor. The Company is currently selling vending machines from the inventory received in the settlement.




                                      (11)

The Company currently obtains its pizza food products from a sole vendor pursuant to a co-pack agreement. The agreement provides that the price can be adjusted by the vendor annually. The agreement may be terminated by the vendor at any time upon ninety days notice. The Company has been notified by the vendor of a price increase. The Company is also concerned with the quality of the food products being produced by the vendor and is taking extra measures to insure the quality of the food products. These extra measures are increasing the Company's cost for its food products, the loss of this product source at this time would have a material adverse effect on the Company's operation. In order to more closely control the cost and quality of its food products as well as have a more secure source of food products. The Company, in February 1996, entered into an agreement to purchase a facility capable of manufacturing the Company's food products. The Company is required to pay $50,000 to lease the facility until the closing on the sale which is scheduled for June 1996. As of May 15, 1996, the Company had paid $50,000 toward the lease payments. At closing the Company will be required to pay $1,320,000 to purchase the facility. Management presently estimates that it will cost approximately $700,000 to renovate the facility so that the Company can begin food manufacturing operations. The Company will also need additional funds to finance the manufacturing of its vending machines. The amount of funds will be determined by the number of vending machines that are ordered. The Company's current inventory can supply approximately 728 machines provided that additional parts are ordered.

As of May 15,1996, the Company had limited cash resources. The Company is also experiencing delays in payments from its distributors. On May 15,1996, the Company received an advance of $50,000 on a demand basis. Interest is payable on the advance at a rate of 10%.

The Company will require additional funding to fund its food production operation, for working capital and to purchase vending machines. The Company is currently in the process of attempting to raise additional financing through a private placement of its debt securities to meet its short term capital needs. The Company is also seeking additional sources of financing to meet its longer term needs. No assurance can be given that the Company will be able to obtain any additional financing. In the event the Company is not able to raise funds on a timely basis its operations will be materially affected.

Item 6 Exhibits and Reports on Form 8-K

Exhibit No.               Description
-----------               -----------
      27.0          Financial data schedule





                                      (12)

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


DATED:  May 17, 1996                       NOUVEAU INTERNATIONAL, INC.




                                           BY: /S/ Gary W. Black, Sr.
                                               ------------------------------
                                                   Gary W. Black, Sr.
                                                   Chief Executive Officer
                                                   and Chief Financial Officer





                                      (13)