Form 10KSB/A
period 1995-12-31
NOUVEAU INTERNATIONAL INC
filed 1996-07-01
CIK 776999

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A-1

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

                                     PART I

ITEM 1.          BUSINESS

BACKGROUND

         In January 1996, Health Management, Inc. ("HMI"), a Florida corporation, which at the time had not engaged in any business activity for over two years and had virtually no assets, reincorporated in the State of Delaware and exchanged its common stock for all of the outstanding capital stock of Nouveau International, Inc. ("Nouveau PA"), a Pennsylvania corporation. Nouveau PA emerged from bankruptcy proceedings in December 1995. HMI also changed its name to Nouveau International, Inc. following the acquisition of Nouveau PA.. References herein to the Company's products, business operations and financial condition refer to the products, business operations and financial condition of Nouveau PA unless otherwise indicated.

BANKRUPTCY REORGANIZATION

         In December 1995, Nouveau PA. emerged from protection under Chapter 11 of the United States Bankruptcy Code of 1986. Nouveau PA. believes that the following unique confluence of circumstances, outside the control of Nouveau PA., caused Nouveau PA. to seek bankruptcy protection in October 1994. In 1993, the business and reputation of Nouveau PA. was damaged due to a fraudulent telemarketing operation owned and operated by a private label customer reselling vending machines. As part of the telemarketing operation, the private label customer accepted deposits for machines and delivered only a portion of the orders and deposits he received for such machines to Nouveau PA.. Nouveau PA. had no contractual relationship with any third party other than with the private label customer. Nouveau PA. was never implicated with any wrongdoing with respect to the telemarketing fraud and, in fact, requested and cooperated with a federal investigation of the private label customer.

                The private label customers aggressive sales techniques caused order rates to increase at a rate well beyond Nouveau PA.'s manufacturing capacity, which caused Nouveau PA. to have to rely on a third-party manufacturer, Rowe, Inc. ("Rowe"), to produce machines for customers of the distributor. Rowe failed to timely produce machines that had been ordered, and had failed to adhere to the specifications established by Nouveau PA. in the manufacture of the vending machines, the result of which was problems with the refrigeration unit and the microprocessor controller. Business was adversely affected both as a result of cancellations due to the taint of the telemarketing fraud, as well as Nouveau PA.'s inability to manufacture an adequate supply of machines and improperly manufactured machines.

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

         In the first quarter of 1996 the Company paid the remaining balance owed to Teleflex.

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

         The Company licenses its technology to third-party manufacturers and to third-party distributors outside the United States for the assembly and distribution of the vending machines. Currently, the Company has, among other agreements: (i) a technology license and distribution agreement with a distributor in the Pacific Rim which has, with the Company's approval, sublicensed the manufacture of the fully-robotic vending machine to Daewoo, Inc. a major Korean manufacturing company and most recently with Garyo;
(ii) a joint venture agreement for European distribution of machines and food products; and (iii) a memorandum of understanding for a license to manufacture and/or joint venture in the Czech Republic to be formed for the manufacture and distribution of vending machines and the distribution of food products.
Recently the Company has signed Master Distributor Agreements and contracts in Russia, Germany and Italy and Memorandum of Understandings signed in France, Spain and Portugal.

        The Company has a co-pack agreement with Crestar Foods, Inc. who prepares a portion of the food products on behalf of the Company using the Company's proprietary formulations. The food products are then sold by the Company to customers both directly and through third-party distributors. The Company plans to license the production of its food products on a global basis. The Company owns its own baking equipment and operated its own bakeries until October 1994, however, it was decided to discontinue baking operations as a result of its bankruptcy filing in October 1994, and presently such equipment is not in use and the Company has not yet recommenced baking operations on its own. In February 1996, the Company entered into an agreement to purchase a facility that is capable of housing the Company's baking equipment and which will allow the Company to embark on its own food preparation and development operations. The Company is presently leasing the facility. Closing on the agreement is scheduled for August 1996 subject to the Company obtaining sufficient financing. The Company estimates that approximately 600 robotic machines have been delivered through December 31, 1995. The Company shipped approximately 24 machines in 1995 as it essentialy suspend operations during the period of time it was in bankruptcy proceedings. While the Company continues to supply food products to some purchasers of these machines it cannot determine how many machines are in actual use. Since December 31, 1995 through March 31, 1996 the Company has shipped 38 robotic machines which vend pizzas.

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

LICENSE AGREEMENTS

        In October 1993, the Company signed an exclusive, five-year technology licensing and distribution agreement in the Pacific Rim region with Woneel Mercantile, Ltd., a manufacturer of consumer products. Subsequently, the Company and Woneel contracted with Garyo Daewoo, Ltd., a major Korean manufacturing company and most recently with Garyo, to manufacture the Company's machines at a fixed priced to the Company, which Woneel will purchase from the Company for distribution. In order to maintain its exclusive rights, the agreement calls for minimum purchases by Woneel of 1,000 machines per year over the first 5 years of the licensing agreement all of which will be used in Korea. This program is just beginning for delivery of production quantities of machines in April/May 1996. During the time the Company was in bankruptcy proceedings the parties to the agreement informally suspended any performance.

         In December 1994, the Company formed a joint venture in Italy. The joint venture company, called Nouveau Cordon Bleu and incorporated as an Irish company, is the European licensee for the Company. The Company provided the license to its proprietary technology and other parties provided capital and ongoing management with each becoming a 50% owner of the joint venture. The license agreement provides that Nouveau Cordon Bleu will purchase a minimum of 1,000 machines per year. As the European licensee, Nouveau Cordon Bleu also assisted the Company in selling master distributorships, each of which will act as the exclusive distributor of the Company's products in their respective designated regions. The distributors will be required to purchase a minimum number of machines annually in order to maintain regional exclusivity. In June 1996, the Company and its joint venture partner mutually agreed to dissolve this joint venture.

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

                                                       YEAR ENDED
                                                        31-DEC-95

Operations Revenue                                  $      245,313
- ------------------------------------------------------------------
Net Income                                          $    7,593,984
- ------------------------------------------------------------------
Net Income (Loss) per Share
of Common Stock                                              $ .68
- ------------------------------------------------------------------
Balance Sheet Data
- ------------------------------------------------------------------
Working Capital (deficit)                           $    2,124,713
- ------------------------------------------------------------------
Total Assets                                        $    4,595,560
- ------------------------------------------------------------------
Total Liabilities                                   $    3,210,690
- ------------------------------------------------------------------
Stockholder's equity
(deficiency)                                        $    1,384,870
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

         In February 1996, the Company entered into an agreement to purchase a manufacturing facility in West Chester, Pennsylvania. The facility is approximately 36,000 square feet of which approximately 26,000 square feet is designed for USDA food manufacturing. The property consists of approximately twenty developable acres. The purchase price is $1,360,000 of which $40,000 has been paid. Closing on the sale is expected to take place in August 1996 subject to the Company obtaining sufficient funds to complete the purchase. The Company is currently leasing the facility. It is the Company's intention to use the facility as its corporate office and food production operation beginning in August 1996.


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL YEARS 1994 AND 1995

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company has working capital of $2,124,713 compared with a working capital deficiency of $4,668,013 at December 31, 1994. The major reason for the increase in working capital was a $3,920,000 reduction in liabilities as a result from confirmation of the Company's Plan of Reorganization and settlement of a lawsuit with Rowe totaling $5,979,000 which consisted of $3,938,000 in cash (present value $3,751,000), inventory valued at $2,592,000 and cancellation of accounts payable of $884,000, less fees payable to the litigating attorneys of $1,250,000. The settlement was reached in June 1995.

         In March 1996, the Company received an installment of $300,000 due as part of the settlement. The remaining balance is due in installments of $100,000 in June 1996 and $500,000 in June 1997.

         During the period ending December 31, 1995 the Company received $183,000 in advances from an officer of the Company. In January 1996, the Company received an additional advance of $30,000 from the same officer.

         In January 1996, the Company received approximately $3,045,000 in net proceeds from the sale of its convertible preferred stock in a private placement and paid Teleflex $2,200,000 from the proceeds.

        In February 1996, the Company entered into an agreement to purchase a facility capable of manufacturing the Company's food products. The Company paid $40,000 to lease the facility until the closing on the sale which is scheduled for August 1996. At closing the Company will be required to pay $1,320,000 to purchase the facility. Management presently estimates that it will cost approximately $700,000 to renovate the facility so that the Company can begin food manufacturing operations. The Company will need to obtain financing to purchase the facility and renovate it. The Company is currently in negotiation with a commercial bank to secure the financing for the purchases and renovations. The Company will also need additional funds to finance the manufacturing of its vending machines. The amount of funds will be determined by the number of vending machines that are ordered. Currently, the Company has distribution agreements that require that 1,673 machines be delivered in 1996. The Company's current inventory can supply approximately 810 machines provided that additional parts are ordered.

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

         General and administrative expenses total $618,398 during 1995. Of this amount approximately $245,000 was for salaries and approximately $132,00 for rent. General and administrative expenses in 1994 were $935,846.

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

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.  Non applicable.

                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company  are as follows:

Name                              Age                       Position
- ----                              ---                       --------
Gary W. Black, Sr.                56               Chief Executive Officer, Chief Financial Officer and,
                                                   Chairman of the Board of Directors

Robert J. Brock, Sr.              54               Chief Operating Officer, and Director

Frederick W. Johnson              57               Production Manager, Secretary and Director

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

OMNIBUS STOCK PLAN

         The Company has adopted a Omnibus stock plan (the "Plan") covering 500,000 shares of the Company's Common Stock, $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as non-qualified stock options Stock Awards and Stock Appreciation Rights ("SAR'S"). The Plan, which expires in June 2006, is administered by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stock-holder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's
         Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors. No SAR's have been granted. Stock Awards may be denominated in common stock or stock equivalent units ("phantom stock") and may be paid in Common Stock, in cash or a combination thereof. No Stock Awards have been granted.

         To date, no options are currently in effect.

MANAGEMENT INCENTIVE PLAN

         The Company has adopted a Management Incentive Plan ("MIP") which provides that key employees be entitled to an incentive bonus pool. The bonus pool is set at five (5%) percent of the Company's pretax profits. Any bonus will be distributed, subject to Board of Directors approval, within sixty (60) days of the end of the Company's fiscal year. The MIP provides that Mr. Gary W. Black, Sr. is entitled to fifty (50%) percent of the bonus pool up to a maximum of $150,000. Mr. Robert J. Brock, Sr. is entitled to twenty-five (25%) percent of the bonus pool up to a maximum of $80,000. Mr. Gary W. Black, Jr. is entitled to twelve and one-half (12.5%) percent up to a maximum of $72,000. Mr. Brett A. Black is entitled to twelve and one-half (12.5%) percent up to a maximum of $60,000.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into employment agreements with Mr. Gary W. Black, Sr., Mr. Robert J. Brock, Sr., Mr. Gary W. Black, Jr., Mr. Frederick W. Johnson and Mr. Brett A. Black.

         The agreement with Mr. Gary W. Black, Sr. is for four years ending in June 2000. Mr. Black's annual compensation is $150,000 for the first year with annual increases based upon the Consumer Price Index for the Philadelphia, Pennsylvania area. Mr. Black also receives an automobile allowance at $750.00 per month. The agreement also provides that Mr. Black participates in the Company's Management Incentive Plan. The plan provides that Mr. Black is eligible to receive an annual bonus equal to fifty percent of the amount available under the plan up to $150,000. The agreement also provides that Mr. Black devote such time to the affairs of the Company as he deems necessary. Mr. Black's spouse and three sons also are employed by the Company.

        The agreement with Mr. Brock is for four years ending in June 2000.
Mr. Brock's annual compensation is $80,000 for the first year with annual increases based upon the Consumer Price Index for the Philadelphia, Pennsylvania area. Mr. Brock is also entitled to a leased automobile. The agreement also provides that Mr. Brock participates in the Company's Management Incentive Plan. The plan provides that Mr. Brock is eligible to receive an annual bonus equal to twelve and a half percent of the amount available under the plan up to $80,000.

        The agreement with Mr. Black, Jr. is for four years ending in June 2000. Mr. Black Jr.'s annual compensation is $72,000 for the first year with annual increases based upon the Consumer Price Index for the Philadelphia, Pennsylvania area. Mr. Black is also entitled to a leased automobile. The agreement also provides that Mr. Black participates in the Company's Management Incentive Plan. The plan provides that Mr. Black is eligible to receive an annual bonus equal to twelve and a half percent of the amount available under the plan up to $72,000.

        The agreement with Mr. Johnson is for four years ending in June 2000. Mr. Johnson's annual compensation is $60,000 for the first year with annual increases based upon the Consumer Price Index for the Philadelphia, Pennsylvania area. Mr. Johnson is also entitled to a leased automobile.

        The agreement with Mr. Brett Black is for four years ending in June 2000. Mr. Black's annual compensation is $60,000 for the first year with annual increases based upon the Consumer Price Index for the Philadelphia, Pennsylvania area. Mr. Black is also entitled to a leased automobile. The agreement also provides that Mr. Black participates in the Company's Management Incentive Plan. The plan provides that Mr. Black is eligible to receive an annual bonus equal to twenty-five percent of the amount available under the plan up to $60,000.

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

                 2.       The following Exhibits are filed herein:

                          Exhibit
                          Number  Description
                          -------------------
                          ** 3.1(a)        Certificate of Incorporation and By Laws

                          ** 3.2(b)        Form of Certificate of Designation - Series A Convertible Preferred Stock

                          ** 4.1(a)        Form of Warrant


                           *10.0           Agreement and Plan of Merger By and Among Health
                                           Management, Inc. and Nouveau International, Inc.
                                           dated January 18, 1996.

                            10.1           Form of Master Distributorship Agreement

                            10.2           Omnibus Stock Plan

                            10.3           Management Incentive Plan

                          **21.0(d)        Subsidiaries of the registrant

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

        **       Previously filed.

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

                                                                        Historical
                                                             -----------------------------
                                                                 Nouveau          Health
                                                             International,     Management,          Pro Forma
                        A S S E T S                                Inc.             Inc.            Adjustments         Pro Forma
                        -----------                          --------------     -----------     -------------------    -----------
 Current assets:
    Cash. . . . . . . . . . . . . . . . . . . . . . . .     $   38,971                        $ 3,045,000     (B)      $  852,200
                                                                                               (2,231,771)    (C)
    Restricted cash . . . . . . . . . . . . . . . . . .        338,000                                                    338,000
    Accounts receivable . . . . . . . . . . . . . . . .         22,083                                                     22,083
    Inventory . . . . . . . . . . . . . . . . . . . . .      3,174,659                                                  3,174,659
    Settlement receivable . . . . . . . . . . . . . . .        362,694                                                    362,694
    Due from affiliate. . . . . . . . . . . . . . . . .         32,287                                                     32,287
                                                            -----------                       ------------             ----------
           Total current assets . . . . . . . . . . . .      3,968,694                            813,229               4,781,923

 Property and equipment, net. . . . . . . . . . . . . .        117,250                                                    117,250

 Settlement receivable. . . . . . . . . . . . . . . . .        448,142                                                    448,142

 Other assets . . . . . . . . . . . . . . . . . . . . .         61,474                            (45,000)    (B)          16,474
                                                            -----------                       ------------             ----------

           T O T A L. . . . . . . . . . . . . . . . . .     $4,595,560                        $    768,229             $5,363,789
                                                            ===========                       ============             ==========

                   L I A B I L I T I E S
                   ---------------------

 Current liabilities:
    Current portion of prepetition liabilities. . . . .     $1,310,577                        $ 1,113,642     (C)      $  196,935
    Accounts payable, accrued expenses and other
      current liabilities . . . . . . . . . . . . . . .        349,640         $   5,000                                  354,640
    Loan payable, stockholder . . . . . . . . . . . . .        183,764                                                    183,764
                                                            -----------        ----------     ------------             ----------
           Total current liabilities. . . . . . . . . .      1,843,981             5,000       (1,113,642)                735,339

 Prepetition liabilities. . . . . . . . . . . . . . . .      1,266,709                         (1,118,129)    (C)         148,580

 Fees payable . . . . . . . . . . . . . . . . . . . . .        100,000                                                    100,000
                                                            -----------        ----------     ------------             ----------

           Total liabilities. . . . . . . . . . . . . .      3,210,690             5,000       (2,231,771)                983,919
                                                            -----------        ----------     ------------             ----------


                    STOCKHOLDERS' EQUITY
                    --------------------

 Convertible preferred stock (convertible into
    1,125,000 shares of common stock) ($3,500,000
    liquidation preference) . . . . . . . . . . . . . .                                         3,000,000     (B)       3,000,000
 Common stock . . . . . . . . . . . . . . . . . . . . .        389,714         $   2,960         (381,424)    (A)          11,250

 Additional paid-in capital . . . . . . . . . . . . . .                          784,705          373,464     (A)         373,464
                                                                                                 (784,705)    (A)

 Retained earnings (deficit). . . . . . . . . . . . . .        995,156          (792,665)         792,665     (A)         995,156

                                                            -----------        ----------     -----------              ----------
           Total stockholders' equity . . . . . . . . .      1,384,870            (5,000)       3,000,000               4,379,870
                                                            -----------        ----------     -----------              ----------

           T O T A L  . . . . . . . . . . . . . . . . .     $4,595,560         $  - 0 -       $   768,229              $5,363,789
                                                            ===========        ==========     ===========              ==========

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


                                                                        Historical
                                                              ----------------------------
                                                                 Nouveau          Health
                                                              International,    Management,         Pro Forma
                                                                   Inc.             Inc.           Adjustments           Pro Forma
                                                              -------------     -----------     -----------------      ------------
 Revenues:
    Net sales . . . . . . . . . . . . . . . . . . . . .     $   245,313                                              $   245,313
    Cost of goods sold. . . . . . . . . . . . . . . . .         224,282                                                  224,282
                                                            ------------                                             ------------

           Gross profit . . . . . . . . . . . . . . . .          21,031                                                   21,031
                                                            ------------                                             ------------
 Operating expenses:
    General and administrative. . . . . . . . . . . . .         618,398        $ 9,022                                   627,420
    Selling . . . . . . . . . . . . . . . . . . . . . .          34,839                                                   34,839
                                                            ------------       --------                              ------------

                                                                653,237          9,022                                   662,259
                                                            ------------       --------                              ------------

 Loss from operations . . . . . . . . . . . . . . . . .        (632,206)        (9,022)                                 (641,228)

 Gain from settlement of lawsuit. . . . . . . . . . . .       5,979,459                       $(5,979,459)     (1)        - 0 -

 Interest income. . . . . . . . . . . . . . . . . . . .         105,216                                                  105,216

 Interest expense . . . . . . . . . . . . . . . . . . .         (32,352)                                                 (32,352)
                                                            ------------       --------       ------------           ------------

 Income (loss) before extraordinary item  . . . . . . .     $ 5,420,117        $(9,022)       $(5,979,459)           $  (568,364)
                                                            ============       ========       ============           ============

 Pro forma loss per share before extraordinary item . .                                                                    $(.05)
                                                                                                                           ======

 Pro forma weighted average shares outstanding. . . . .                                                               11,249,988
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

                       CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND DECEMBER 31, 1994

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholder
Nouveau International, Inc.
and Subsidiaries

     We have audited the accompanying balance sheets of Nouveau International, Inc. and subsidiaries as at December 31, 1995 and December 31, 1994 and the related statements of operations, changes in stockholder's equity (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Richard A. Eisner & Company, LLP
New York, New York

February 7, 1996

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                                       1994
                                                                          1995      -----------
                                                                        ---------   (debtor-in-
                                                                                    possession)
ASSETS
Current assets:
  Cash..............................................................    $  38,971    $   16,932
  Restricted cash (Note B)..........................................      338,000
  Accounts receivable...............................................       22,083        28,979
  Inventory (Notes A[4] and C)......................................    3,174,659       621,298
  Settlement receivable (Note D)....................................      362,694
  Due from affiliate (Note E).......................................       32,287        32,287
                                                                        ---------   -----------
       Total current assets.........................................    3,968,694       699,496
Property and equipment, net (Notes A[5] and F)......................      117,250       265,099
Settlement receivable (Note D)......................................      448,142
Other assets........................................................       61,474        38,508
                                                                        ---------   -----------
       TOTAL........................................................    $4,595,560   $1,003,103
                                                                        =========     =========
LIABILITIES
Current liabilities:
  Current portion of prepetition liabilities (Note G)...............    $1,310,577   $5,318,371
  Accounts payable, accrued expenses and other current liabilities
     (Note D).......................................................      349,640        49,138
  Loan payable, stockholder (Note H)................................      183,764
                                                                        ---------   -----------
       Total current liabilities....................................    1,843,981     5,367,509
Prepetition liabilities (Note G)....................................    1,266,709     1,844,708
Fees payable (Note D)...............................................      100,000
                                                                        ---------   -----------
       Total liabilities............................................    3,210,690     7,212,217
                                                                        =========     =========
Commitments and contingencies (Note I)
STOCKHOLDER'S EQUITY (CAPITAL DEFICIENCY)
Common stock (Note J)...............................................      389,714       389,714
Retained earnings (deficit).........................................      995,156    (6,598,828)
       Total stockholder's equity (capital deficiency)..............    1,384,870    (6,209,114)
                                                                        ---------   -----------
       TOTAL........................................................    $4,595,560   $1,003,103
                                                                        =========     =========

Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements.

                 NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                       1995           1994
                                                                     ---------     -----------
                                                                                   (debtor-in-
                                                                                   possession)
Revenues:
  Net sales (Note K).............................................    $ 245,313     $   943,345
  Cost of goods sold.............................................      224,282         859,287
                                                                     ---------     -----------
     Gross profit................................................       21,031          84,058
                                                                     ---------     -----------
Operating expenses:
  General and administrative.....................................      618,398         935,846
  Selling........................................................       34,839          75,384
                                                                     ---------     -----------
                                                                       653,237       1,011,230
                                                                     ---------     -----------
(Loss) from operations...........................................     (632,206)       (927,172)
                                                                     ---------     -----------
Other income (expenses):
  Gain from settlement of lawsuit (Note D).......................    5,979,459
  Interest income................................................      105,216          23,686
  Interest expense...............................................      (32,352)       (213,179)
  (Loss) on abandonment and sale of property (Note F)............      (92,338)         (3,279)
  Reorganization expense.........................................      (41,401)        (15,000)
                                                                     ---------     -----------
                                                                     5,918,584        (207,772)
                                                                     ---------     -----------
Income (loss) before extraordinary item..........................    5,286,378      (1,134,944)
                                                                     =========      ==========
Extraordinary item:
  Compromise of prepetition liabilities (Note G).................    2,307,606
                                                                     ---------     -----------
NET INCOME (LOSS)................................................    $7,593,984    $(1,134,944)
                                                                     ==========     ==========
Net income (loss) per share before extraordinary item............    $     .47     $      (.10)
Extraordinary item...............................................          .21

NET INCOME (LOSS) PER SHARE......................................    $     .68     $      (.10)
                                                                     ==========     ==========
Weighted average number of shares outstanding (Note A[8])........    11,249,988     11,249,988
                                                                     ==========     ==========

Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                              (CAPITAL DEFICIENCY)

                                                                                           TOTAL
                                                                                         STOCKHOLDER'S
                                                                           RETAINED        EQUITY
                                                                           EARNINGS       (CAPITAL
                                                                          (DEFICIT)      DEFICIENCY)
                                                    COMMON STOCK, $1      ----------     ----------
                                                       PAR VALUE,
                                                   10,000,000 SHARES
                                                      AUTHORIZED,
                                                    2,198,992 SHARES
                                                       ISSUED AND
                                                      OUTSTANDING
                                                   ------------------
                                                   (NOTE J)
Balance -- January 1, 1994.......................       $389,714          $(5,463,884)   $(5,074,170)
Net (loss).......................................                         (1,134,944)    (1,134,944)
                                                   ------------------     ----------     ----------
Balance -- December 31, 1994.....................        389,714          (6,598,828)    (6,209,114)
Net income.......................................                          7,593,984      7,593,984
                                                   ------------------     ----------     ----------
BALANCE -- DECEMBER 31, 1995.....................       $389,714          $  995,156     $1,384,870
                                                   =============          ==========     ==========

Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                                    -------------------------
                                                                       1995           1994
                                                                    ----------     ----------
                                                                                   (debtor-in-
                                                                                   possession)
Cash flows from operating activities:
  Net income (loss).............................................    $7,593,984     $(1,134,944)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Litigation settlement....................................    (5,979,459)
       Loss on abandonment and sale of property.................        92,338          3,279
       Compromise of prepetition liabilities....................    (2,307,606)
       Depreciation.............................................        58,276         63,987
       Interest imputed on lawsuit settlement...................       (97,266)
       Changes in operating assets and liabilities:.............
         (Increase) in restricted cash..........................      (338,000)
         Decrease in accounts receivable........................         6,896         14,790
         Decrease in inventory..................................       $39,553        $88,939
         (Increase) decrease in other assets....................       (22,966)         5,478
         Increase (decrease) in accounts payable and
            accrued fees and expenses:
              Prepetition.......................................       (46,783)       603,434
              Postpetition......................................      (849,498)        49,138
       Proceeds from litigation settlement......................     3,038,000
       (Decrease) in customer deposits..........................                      (17,542)
                                                                    ----------     ----------
       Net cash provided by (used in) operating activities......     1,187,469       (323,441)
                                                                    ----------     ----------
Cash flows from investing activities:
  Purchase of property and equipment............................        (3,765)       (25,444)
  Proceeds from sale of asset...................................         1,000
                                                                    ----------     ----------
       Net cash (used in) investing activities..................        (2,765)       (25,444)
                                                                    ----------     ----------
Cash flows from financing activities:
  Proceeds from loans made by investor..........................                       90,169
  Payment of secured prepetition liabilities....................    (1,346,429)       (10,134)
  Loans from stockholder........................................       183,764        268,616
                                                                    ----------     ----------
       Net cash provided by (used in) financing activities......    (1,162,665)       348,651
                                                                    ----------     ----------
NET INCREASE (DECREASE) IN CASH.................................        22,039           (234)
Cash -- beginning of year.......................................        16,932         17,166
                                                                    ----------     ----------
CASH -- END OF YEAR.............................................    $   38,971     $   16,932
                                                                    ==========     ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest...................    $   29,931     $    4,976

Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

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

[3] REVENUE RECOGNITION:

     Revenue is recognized when goods are shipped.

[4] INVENTORIES:

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

[5] PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

[6] INCOME TAXES:

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

[7] USE OF ESTIMATES:

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

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:
(CONTINUED)
[8] EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share is based on the weighted average number of shares outstanding during each period, retroactively restated for the stock exchange and merger with Health Management, Inc. ("HMI") described in Note L, as if this transaction took place at the beginning of the period.

(NOTE B) -- CASH:

     As of December 31, 1995, the Company has $338,000 which was received as part of the lawsuit settlement referred to in Note D. These funds are being held in a restricted escrow account and are segregated for payment to a secured creditor and the Company's attorneys.

(NOTE C) -- INVENTORIES:

     Inventories consist of the following:

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                                        1994
                                                                         1995        -----------
                                                                       ---------     (debtor-in-
                                                                                     possession)
Component parts....................................................    $1,443,885     $ 153,560
Work-in-process....................................................      151,800         55,962
Finished machines..................................................    1,578,974        411,776
                                                                       ---------     -----------
Total..............................................................    $3,174,659     $ 621,298
                                                                       =========       ========

     Included in inventory at December 31, 1995 is approximately $900,000 of parts and substantially all of the work-in-process and finished machines which were received from a vendor pursuant to the litigation settlement referred to in Note D. These goods were valued at their current replacement cost.

(NOTE D) -- LITIGATION SETTLEMENT:

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

(NOTE E) -- DUE FROM AFFILIATE:

     Due from affiliate consists of a loan due on demand from a company which is wholly owned by the stockholder of the Company.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE F) -- PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                                             DECEMBER 31
                                                                     ---------------------------
                                                                       1995             1994
                                                                     ---------       -----------
                                                                                     (debtor-in-
                                                                                     possession)
  Machinery and equipment......................................      $ 228,428        $  425,027
  Furniture and fixtures.......................................         23,015            23,015
  Transportation equipment.....................................         10,796             7,032
                                                                     ---------       -----------
                                                                       262,239           455,074
  Less accumulated depreciation................................        144,989           189,975
                                                                     ---------       -----------
          Total................................................      $ 117,250        $  265,099
                                                                     =========         =========

     In July 1995, the Company abandoned leasehold improvements with a net book value of $90,640.

(NOTE G) -- PREPETITION LIABILITIES:

     Prepetition liabilities consists of the following:

                                                                             DECEMBER 31
                                                                      -------------------------
                                                                        1995           1994
                                                                      ---------     -----------
                                                                                    (debtor-in-
                                                                                    possession)
  Secured:
     Former investor..............................................    $2,244,708     $3,444,708
     Bank.........................................................                      146,429
                                                                      ---------     -----------
                                                                      2,244,708       3,591,137
                                                                      ---------     -----------
  Priority:
     Tax claims...................................................       33,293          80,076
     Former stockholder...........................................       48,000
                                                                      ---------     -----------
                                                                         81,293          80,076
                                                                      ---------     -----------
  Unsecured:
  Stockholders....................................................       22,636         226,356
     Trade and other miscellaneous claims.........................      132,131       2,300,333
     Former investor..............................................       96,518         965,177
                                                                      ---------     -----------
                                                                        251,285       3,491,866
                                                                      ---------     -----------
          Total...................................................    2,577,286       7,163,079
  Less current portion............................................    1,310,577       5,318,371
                                                                      ---------     -----------
  Noncurrent portion..............................................    $1,266,709     $1,844,708
                                                                      =========       =========

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE G) -- PREPETITION LIABILITIES: (CONTINUED)

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

     The plan of reorganization did not provide for the payment of interest to the secured creditor subsequent to the date of petition. Contractual interest on these loans was approximately 11% per annum and if it would have continued to accrue, it would have amounted to approximately $315,000 for the year ended December 31, 1995 and $71,000 for the period of October 24, 1994 through December 31, 1994.

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

     Minimum payments due for all claims under the plan of reorganization are as follows:

                                     SECURED      PRIORITY     UNSECURED       TOTAL
                                    ---------     --------     ---------     ---------
            1996................    $1,113,642    $ 71,293     $ 125,642     $1,310,577
            1997................       984,856      10,000       125,643      1,120,499
            1998................       146,210                                  146,210
                                    ----------    --------     ---------     ----------
                                    $2,244,708(1) $ 81,293     $ 251,285     $2,577,286
                                    ==========     =======      ========     ==========

- ---------------
(1) Amount paid in full using the proceeds of the sale of preferred stock (Note
L).

(NOTE H) -- LOANS PAYABLE -- STOCKHOLDER:

     These loans were made to the Company from October to December 1995, were secured, and were repaid in January 1996. The loans bore interest at 10% per annum. Interest expense on these loans amounted to $2,421 for the year ended December 31, 1995.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE I) -- COMMITMENTS AND CONTINGENCIES:

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

                                  YEAR ENDING
                                  DECEMBER 31,
            --------------------------------------------------------
              1996..................................................    $ 69,672
              1997..................................................      73,440
              1998..................................................      37,662
                                                                        --------
                      Total.........................................    $180,774
                                                                        ========

     The Company also leases certain storage facilities on a month-to-month basis. In 1995, rent expense amounted to $61,357 including $24,668 paid to a former stockholder. In 1994 rent expense amounted to $34,105 which was paid to a former stockholder.

     [2] In connection with the Company's petition for relief under the bankruptcy laws, various suits and judgements have been filed against the Company. In the opinion of the Company's management and legal counsel, these claims will not result in any liability to the Company.

(NOTE J) -- COMMON STOCK:

     At December 31, 1995, 10,000,000 shares of $1 par common stock are authorized, of which 2,198,992 are issued and outstanding. From inception, the Company received payments totalling $389,714 from the sale of stock. The Company is 100% owned by one stockholder who became the owner of all outstanding shares upon confirmation of the Plan.

(NOTE K) -- OTHER:

     In 1995 and 1994 sales to one customer amounted to $124,638 and $329,716 which represents 50% and 35% of net sales in each of these years, respectively. In addition, accounts receivable due from this customer was $21,873 at December 31, 1995.

     In addition, the Company sold certain vending machines to a stockholder in 1994 for $12,000.

(NOTE L) -- SUBSEQUENT EVENT:

     [1] In January 1996, all of the outstanding stock of the Company was acquired by HMI in exchange for 6,750,000 shares, representing 60%, of HMI common stock. HMI was a nonoperating company and therefore the acquisition will not be accounted for as a business combination. Concurrent with the transaction, in a private placement, HMI sold 70 units, each unit consisting of 1 share of 4% cumulative redeemable preferred stock and 1,608 common stock purchase warrants for $3,500,000. HMI changed its name to Nouveau International, Inc. ("NI").

     The preferred stock is mandatorily redeemable at a price per share which is equal to the original issuance price plus accrued dividends on the earlier of the date of a public offering of its common stock for minimum gross proceeds of $5,000,000 or January 4, 1997. The Company has the right to convert the preferred stock

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

into 1,125,000 shares of common stock in the event it is not redeemed through a public offering. The preferred stock has a liquidation value equal to the redemption value.

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

     [3] In February 1996, NI formed Noveau Equities, Inc. and entered into contract for the purchase of a building in which it will construct and operate a food processing plant. The purchase price of the building is $1,360,000. NI has made a nonrefundable down payment of $40,000 and is currently seeking additional financing which is needed to fund the balance of the purchase price. There is no assurance that such financing will be obtained.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: June 28, 1996                   NOUVEAU INTERNATIONAL, INC.


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


Signature                                  Title                                     Date

/S/ Gary W. Black, Sr.            Chief Executive Officer (Principle        June 28, 1996
- ------------------------          Executive Officer , Principal
Gary W. Black, Sr.                Financial Officer and Principal
                                  Accounting Official and Director


/S/ Robert J. Brock, Sr.          Chief Operating Officer and               June 28, 1996
- ------------------------          Director
Robert J. Brock, Sr.


         *                        Director                                  June  *  , 1996
- ------------------------
Frederick W. Johnson
