Form 10QSB/A
period 1996-03-31
NOUVEAU INTERNATIONAL INC
filed 1996-07-01
CIK 776999

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

                       Commission file number 33-00139-A

                          NOUVEAU INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                       23-2932617
(State or other jurisdiction of incorporation
               or organization)                     (I.R.S. Employer Identification No.)

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

                          [X] YES               [ ] NO

As of May 15, 1996, the number of shares of Common Stock issued and outstanding was 11,249,988.

                          NOUVEAU INTERNATIONAL, INC.
                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I -- FINANCIAL INFORMATION
             Item 1. Financial Statements
             Condensed Consolidated Balance Sheets -- March 31,1996 and March
          31,1995...................................................................      1
             Condensed Consolidated Statements of Operations -- For the three months
          ended March 31, 1996 and 1995.............................................      2
             Statements of Change in Stockholders Equity............................      3
             Condensed Consolidated Statements of Cash Flows -- For the three months
          ended March 31,1996 and 1995..............................................      4
             Notes to Condensed Consolidated Financial Statements...................      5
             Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................................      9
PART II -- OTHER INFORMATION
              Item 1. Legal Proceedings.............................................    N/A
              Item 2. Changes in Securities.........................................    N/A
              Item 3. Defaults Upon Senior Securities...............................    N/A
              Item 4. Submission of Matters to a Vote of Security Holders...........    N/A
              Item 5. Other Information.............................................    N/A
              Item 6. Exhibits and Reports on Form 8-K..............................     12

                       NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 MARCH 31, 1996
                                                                                 --------------
                                   ASSETS
Current assets:
  Cash.......................................................................      $  131,448
  Accounts receivable, Trade.................................................         147,811
  Loans receivable, Officer..................................................         200,000
  Inventory (Notes B[3] and C)...............................................       3,060,082
  Settlement receivable (Note D).............................................          85,198
  Prepaid Expenses...........................................................          22,186
  Due from affiliate (Note E)................................................          32,287
                                                                                 --------------
     Total current assets....................................................       3,679,012
Property and equipment, net (Notes B [4] and F)..............................         160,090
Settlement receivable (Note D)...............................................         448,142
Other assets.................................................................          86,501
  TOTAL......................................................................      $4,373,745
                                 LIABILITIES
Current liabilities:
  Current portion of prepetition liabilities (Note H)........................      $  125,196
  Accounts payable, accrued expenses and other current liabilities...........         286,655
  Dividends payable (Note I).................................................          30,333
                                                                                 --------------
     Total current liabilities...............................................         442,184
Prepetition liabilities (Note H).............................................         142,196
Fees payable(Note D).........................................................         150,000
                                                                                 --------------
     Total liabilities.......................................................         734,380
                                                                                 --------------
                            STOCKHOLDER'S EQUITY
Preferred stock, 70,000 shares, 4% cumulative convertible redeemable
  (Note I)...................................................................       3,108,333
Common stock 25,000,000 of shares authorized,
  11,249,988 of shares issued and outstanding................................          11,250
Additional paid in capital...................................................         373,464
Retained earnings............................................................         146,318
                                                                                 --------------
     Total stockholder's equity..............................................       3,639,365
                                                                                 --------------
  TOTAL......................................................................      $4,373,745
                                                                                  ===========

Attention is directed to the accompanying notes to condensed consolidated financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                       1996           1995
                                                                    ----------     -----------
                                                                                   (DEBTOR-IN-
                                                                                   POSSESSION)
Revenues:
  Net sales.....................................................    $  260,841     $    41,919
  Cost of goods sold............................................       234,880          34,956
                                                                    ----------     -----------
  Gross profit..................................................        25,961           6,963
                                                                    ----------     -----------
Operating expenses:
  General and administrative....................................       585,124          85,763
  Selling.......................................................       170,846          12,072
                                                                    ----------     -----------
                                                                       755,970          97,835
                                                                    ----------     -----------
Loss from operations............................................      (730,009)        (90,872)
Other income (expenses) :
  Miscellaneous income..........................................                        29,400
  Interest income...............................................        21,578
  Interest expense..............................................        (1,741)        ( 9,977)
                                                                    ----------     -----------
                                                                       (19,837)         19,423
                                                                    ----------     -----------
  NET LOSS......................................................      (710,172)        (71,449)
                                                                    ==========      ==========
  Net loss per share of common stock............................    $     (.06)    $      (.01)
                                                                    ==========      ==========
  Weighted average shares of common stock outstanding...........    11,249,988      11,249,988
                                                                    ==========      ==========

Attention is directed to the accompanying notes to condensed consolidated financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                              (CAPITAL DEFICIENCY)

                                PREFERRED
                                  STOCK
                                70 SHARES
                              4% CUMULATIVE,   COMMON STOCK, $.001 PAR VALUE
                               CONVERTIBLE     25,000,000 SHARES AUTHORIZED,   ADDITIONAL                            TOTAL
                                REDEEMABLE           11,249,988 SHARES           PAID-IN    RETAINED EARNINGS  STOCKHOLDER'S EQUITY
                                 (NOTE 1)         ISSUED AND OUTSTANDING         CAPITAL        (DEFICIT)      (CAPITAL DEFICIENCY)
                              --------------   ----------------------------    ----------   -----------------  --------------------
Balance - January 1, 1996                                $389,714                            $   995,156          $ 1,384,870

Net effect of the Exchange of
6,750,000 shares of HMI's
common stock for all of the
outstanding shares of Nouveau
International, Inc.'s
common stock                                             (378,464)                373,464                              (5,000)

Issuance of 70 shares of
Series A 4% Cumulative
Convertible Redeemable
Preferred Stock                  3,000,000                                                                          3,000,000

Net (loss)                                                                                      (710,172)            (710,172)

Accretion for preferred stock
dividends payable                                                                                (30,333)             (30,333)

Accretion for preferred stock
liquidation preference             108,333                                                      (108,333)
                                ----------               --------                --------    -----------          -----------
BALANCE - March 31, 1996        $3,108,333               $ 11,250                $373,464    $   146,318          $ 3,639,365
                                ==========               ========                ========    ===========          ===========
Balance - January 1, 1995                                $389,714                            $(6,598,828)         $(6,209,114)
Net (loss)                                                                                       (71,449)             (71,449)
                                                                                             -----------          -----------
BALANCE - March 31, 1995                                 $389,714                            $(6,670,277)         $(6,280,563)
                                                         ========                            ===========          ===========


                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                       -------------------------
                                                                         1996           1995
                                                                       ---------     -----------
                                                                                     (DEBTOR-IN-
                                                                                     POSSESSION)
Cash flows from operating activities:
  Net loss.........................................................    $(710,172)     $ (71,449)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.................................        4,270         25,763
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable...............     (125,728)        17,243
          Decrease in inventory....................................      114,577         14,596
          (Increase) in prepaid expenses and other assets..........      (47,213)          (500)
          (Decrease) Increase in accounts payable and accrued
            expenses:
            Prepetition............................................      (20,186)        12,944
            Postpetition...........................................       19,015        (14,539)
          Decrease in settlement receivable........................      277,496
          (Decrease) in fees payable...............................      (75,000)
                                                                       ---------     -----------
  Net cash used in operating activities............................     (562,941)       (15,942)
                                                                       ---------     -----------
  Cash flows used in investing activities:
  Loans paid to officer............................................     (200,000)
  Purchase of property and equipment...............................      (47,110)
                                                                       ---------     -----------
          Net cash used in investing activities....................     (247,110)
                                                                       ---------     -----------
Cash flows from financing activities:
  Sale of preferred stock..........................................    3,500,000
  Payment of offering fees.........................................     (500,000)
  Payment of prepetition liabilities...............................    (2,251,708)
  Repayment of working capital loans to stockholder................     (183,764)
                                                                       ---------     -----------
            Net cash provided by financing activities..............      564,528
                                                                       ---------     -----------
NET (DECREASE) IN CASH.............................................     (245,523)       (15,942)
CASH -- BEGINNING OF PERIOD........................................      376,971         16,932
                                                                       ---------     -----------
CASH -- END OF PERIOD..............................................    $ 131,448      $     990
                                                                       =========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........................    $   1,741      $   1,360

Attention is directed to the accompanying notes to condensed consolidated financial statements.

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- Merger Between Health Management, Inc. and Nouveau International,
Inc.

     In January 1996, all of the outstanding stock of the Company was acquired by Health Management, Inc. ("HMI") in exchange for 6,750,000 shares, representing 60% of HMI common stock. HMI was a nonoperating company, therefore this transaction was accounted for as a recapitalization instead of a business combination.

(NOTE B) -- Business and Summary of Significant Accounting Principles:

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

     (2)  PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements of Nouveau International, Inc. include the accounts of its wholly owned subsidiaries, Nouveau Foods International, Inc. and Nouveau Vend International, Inc. Intercompany balances have been eliminated in the consolidated financial statements.

     (3)  INVENTORIES:

        Inventories are valued at the lower of cost (first-in, first-out method) or market.

     (4)  PROPERTY AND EQUIPMENT:

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

     (5)  REVENUE RECOGNITION:

        Revenue is recognized when goods are shipped.

     (6)  RESEARCH AND DEVELOPMENT:

        Research and Development costs are expensed as incurred.

     (7)  INCOME TAXES:

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

     (8)  USE OF ESTIMATES:

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

     (9)  EARNINGS PER SHARE:

        Earnings (loss) per share is based on the weighted average number of shares outstanding during each period retroactively restated for the exchange and merger with "HMI" described in Note A, as if this transaction took place at the beginning of the period.

(NOTE C) -- Inventories:

     Inventories consist of the following:

                                                                                 MARCH 31, 1996
Component parts..............................................................      $1,461,362
Work-in-process..............................................................         151,800
Finished machines............................................................       1,446,920
                                                                                 --------------
Total........................................................................      $3,060,082
                                                                                  ===========

     Included in inventory at March 31, 1996 is approximately $900,000 of parts and substantially all of the work-in-process and finished machines, which were received from a vendor pursuant to the litigation settlement referred to in Note
D. These goods were valued at their current replacement cost.

(NOTE D) -- Litigation Settlement:

     In 1995, the Company settled a lawsuit with the former supplier of its vending machines. Under the terms of the settlement agreement, the supplier canceled accounts payable of $884,975 and agreed to pay the Company cash of $3,938,000 and deliver to the Company inventory parts, work-in-process and finished machines held by them, which were valued at $2,592,914. The Company has received cash payments totaling $3,338,000 through March 1996; the remaining balance is due in installments of $100,000 in June 1996 and a final installment of $500,000 in June 1997.

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

(NOTE F) -- Property and Equipment:

     Property and equipment consists of the following:

                                                                                 MARCH 31, 1996
                                                                                 --------------
Machinery and equipment......................................................      $  244,267
Furniture and fixtures.......................................................          51,486
Transportation equipment.....................................................          13,596
                                                                                 --------------
                                                                                      309,349
Less accumulated depreciation................................................         149,259
                                                                                 --------------
  Total......................................................................      $  160,090
                                                                                  ===========

(NOTE G) -- Prepetition Liabilities:

     Prepetition liabilities consists of the following:

                                                                                 MARCH 31, 1996
Priority:
  Former stockholder.........................................................          10,000
                                                                                 --------------
                                                                                       10,000
                                                                                 --------------
Unsecured:
  Stockholders...............................................................          15,638
  Trade and other miscellaneous claims.......................................         145,236
  Former investor............................................................          96,518
                                                                                 --------------
                                                                                      257,392
                                                                                 --------------
     Total...................................................................         267,392
  Less current portion.......................................................         125,196
                                                                                 --------------
  Noncurrent portion.........................................................      $  142,196
                                                                                  ===========

In January 1996, the Company used a portion of the proceeds received from the sale of preferred stock (Note I) to pay the remaining balance of secured claims owed to the former investor of $2,244,708.

Priority claims consist of unpaid rent due to a former stockholder for leased premises which were vacated in 1995.

Upon confirmation of the plan of reorganization, unsecured claims, including those due to certain stockholders and the former investor were settled for 10% of their prepetition amount and are payable in two equal installments of 5% each in December 1996 and December 1997.

     Minimum payments remaining for all claims due under the plan of reorganization are as follows:

                                                     PRIORITY     UNSECURED      TOTAL
                                                     --------     ---------     --------
          1996...................................                 $ 125,196     $125,196
          1997...................................      10,000       132,196      142,196
                                                     --------     ---------     --------
                                                     $ 10,000     $ 257,392     $267,392
                                                      =======      ========     ========

(NOTE H) -- Commitments and Contingencies:

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

            Nine months ending December 31,
                 1996...............................................    $ 50,844
            Year ending December 31,
                 1997...............................................      73,440
                 1998...............................................      37,662
                                                                        --------
                      Total.........................................    $161,946
                                                                        ========

     The Company also leases certain storage facilities on a month-to-month basis. For three months ended March 31,1996, rent expense totaled $10,800. For the same period ended in 1995, rent expense amounted to $12,600 which was paid to a former stockholder.

     In February 1996, NI formed Noveau Equities, Inc. and entered into contract for the purchase of a building in which it will construct and operate a food processing plant. The purchase price of the building is $1,360,000. NI has made a nonrefundable down payment of $40,000 and is currently seeking additional financing which is needed to fund the balance of the purchase price. There in no assurance that such financing will be obtained.

(NOTE I) -- Preferred Stock:

     In January 1996, in a private placement offering, the Company sold 70 units, each unit consisting of 1 share of 4% cumulative redeemable preferred stock and 1,608 common stock purchase warrants for $3,500,000. The preferred stock is mandatorily redeemable at a price per share which is equal to the original issuance price plus accrued dividends on the earlier of the date of a public offering of its common stock for minimum gross proceeds of $5,000,000 or January 4, 1997. In the event it is not redeemed through a public offering, the Company has the right to convert the preferred stock into 1,125,000 shares of common stock. The preferred stock has a liquidation value equal to the redemption value.

     Each common stock purchase warrant entitles the holder to purchase one share of the new Company's common stock at an exercise price of $.50 per share. The warrants expire in January 1999.

(NOTE J) -- Related Party Transactions

     In December 1994, the Company entered into a joint venture to distribute the Company's products in Europe. The joint venture company called Nouveau Cordon Bleu ("NCB") is incorporated in Ireland. The Company's investment in NCB consists of providing certain proprietary technology and managerial support in exchange for a 50% interest in any profits generated by NCB. The Company is not required to provide any capital to NCB nor does it share in any of NCB's losses. The licensing agreement with NCB requires NCB to purchase a minimum of 1,000 machines per year. In addition NCB will also assist the Company in selling master distributorships in Europe. Each distributorship sold by NCB will also be required to purchase a minimum number of machines annually in order to maintain their exclusive right to sell the Company's products in their respective designated regions.

     During the time in which the Company was in bankruptcy proceedings, the parties agreed to suspend all performance requirements provided for in the joint venture agreement. Sales to NCB since its inception amount to approximately $137,000. All of these sales occurred during the Quarter Ended March 31,1996.

     The operations of NCB are being wound down and the Company will seek direct relationships with Master distributors for its products.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     In January 1996, Health Management, Inc. ("HMI"), a Florida corporation, which at the time had not engaged in any business for over two years and had virtually no assets, reincorporated in the State of Delaware and exchanged its common stock for all of the outstanding capital stock of Nouveau International, Inc. ("Nouveau PA"), a Pennsylvania corporation. HMI also changed its name to Nouveau International, Inc. following the acquisition of Nouveau PA. References herein to the Company's products, business operations and financial condition refer to the products, business operations and financial condition of Nouveau PA unless otherwise indicated. During 1995 the Company was in bankruptcy proceedings and had essentially ceased operations. In December 1995, the Company emerged from bankruptcy and in January 1996 completed a private placement of it's securities which provided the Company with funds to recommence operations. Therefore, management does not believe that a comparison of financial operations and conditions to the corresponding period in 1995 would be meaningful.

RESULTS OF OPERATIONS

     During the three months ended March 31, 1996, the net loss was ($710,172) compared to a net loss of ($71,449) for the three months ended March 31, 1995. During the period ended March 31, 1996, the Company had net sales of $260,841 compared with net sales of $41,919 for the three months ended March 31, 1995. Revenues consisted of approximately $215,600 in machine sales and approximately $45,200 in food product sales. Substantially all of the revenues were from foreign sales with a majority of sales to a joint venture partner. All of the machines sold were pizza vending machines. Beginning in he second quarter the Company began to market sandwich vending machines.

     Operating expenses for the three months ended March 31, 1996 totaled $755,970 including research and development costs of $89,207. For the three months ended March 31, 1995 operating expenses were $97,835.

     Selling expenses account for $170,846 of the total operating expenses for the period ended March 31, 1996. Administrative salaries totaled approximately $182,400 for the period ended March 31, 1996, as compared to approximately $26,000 for the quarter ended March 31, 1995. Accounting and Legal fees equaled approximately $181,500 for the three months ended March 31, 1996, while no expenditures where paid on these types of services at March 31, 1995.

     Dividends accrued on the Company's preferred stock at March 31, 1996 equaled $30,333.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had working capital of approximately $3,242,000 compared to a working capital deficiency of $4,729,199 at March 31, 1995.

     During the period ending March 31, 1996, the Company advanced $200,000 to its Chief Executive Officer. In April 1996, $100,000 of the advance was repaid with interest.

     During the period ending March 31, 1996, the Company received $3,045,000 in net proceeds from the private placement of securities. Substantially all of these funds were expended during the period.

     In March 1996, the Company received $300,000 persuant to a lawsuit settled in June 1995. The remaining balance is due in installments of $100,000 in June 1996 and $500,000 in June 1997. The settlement was with a former manufacturer of the Company's vending machines. The total amount of the settlement was $5,979,000 consisting of cash of $3,938,000 (present value $3,752,000), inventory valued at $2,592,000, and cancellation of $884,000 of accounts payable, less fees payable to the litigating attorneys of $1,250,000. The Company used the major portion of the cash received to repay a secured creditor. The Company is currently selling vending machines from the inventory received in the settlement.

     The Company currently obtains its pizza food products from a sole vendor pursuant to a co-pack agreement. The agreement provides that the price can be adjusted by the vendor annually. The agreement may be terminated by the vendor at any time upon ninety days notice. The Company has been notified by the vendor of a price increase. The Company is also concerned with the quality of the food products being produced by the vendor and is taking extra measures to ensure the quality of the food products. These extra measures are increasing the Company's cost for its food products. The loss of this product source at this time would have a material adverse effect on the Company's operation. In order to more closely control the cost and quality of its food products as well as have a more secure source of food products, the Company, in February 1996, entered into an agreement to purchase a facility capable of manufacturing the Company's food products. The Company has paid $50,000 to lease the facility until the closing on the sale which is scheduled for August 1996. At closing the Company will be required to pay $1,320,000 to purchase the facility. Management presently estimates that it will cost approximately $700,000 to renovate the facility so that the Company can begin food manufacturing operations. The Company is currently in negotiations with a commercial bank to secure the financing for the purchase and renovations.
The Company will also need additional funds to finance the manufacturing of its vending machines. The amount of funds will be determined by the number of vending machines that are ordered. The Company's current inventory can supply approximately 728 machines provided that additional parts are ordered.

     As of May 15, 1996, the Company had limited cash resources. The Company is also experiencing delays in payments from its distributors. On May 15, 1996, the Company received an advance of $50,000 on a demand basis. Interest is payable on the advance at a rate of 10%.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT NO.                                                  DESCRIPTION
  -----------                            -------------------------------------------------------
     27.0                                Financial data schedule

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: June 28, 1996                            NOUVEAU INTERNATIONAL, INC.
                                                BY:/S/ GARY W. BLACK, SR.
                                                ---------------------------------------------
                                                Gary W. Black, Sr.
                                                Chief Executive Officer and Chief Financial
                                                Officer