Form 10KSB/A
period 1995-12-31
NOUVEAU INTERNATIONAL INC
filed 1996-07-26
CIK 776999

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-KSB/A-2


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


                         Commission file number 0-20675
                                                -------


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


        The Company has a co-pack agreement with Crestar Foods, Inc. who prepares a portion of the food products on behalf of the Company using the Company's proprietary formulations. The food products are then sold by the Company to customers both directly and through third-party distributors. The Company plans to license the production of its food products on a global basis. The Company owns its own baking equipment and operated its own bakeries until October 1994, however, it was decided to discontinue baking operations as a result of its bankruptcy filing in October 1994, and presently such equipment is not in use and the Company has not yet recommenced baking operations on its own. In February 1996, the Company entered into an agreement to purchase a facility that is capable of housing the Company's baking equipment and which will allow the Company to embark on its own food preparation and development operations. The Company is presently leasing the facility. Closing on the agreement is scheduled for August 1996 subject to the Company obtaining sufficient financing. The Company is currently in negotiations with a commercial bank to secure the financing for the purchase and renovations. The Company estimates that approximately 600 robotic machines have been delivered through December 31, 1995. The Company shipped approximately 24 machines in 1995 as it essentially suspend operations during the period of time it was in bankruptcy proceedings. While the Company continues to supply food products to some purchasers of these machines it cannot determine how many machines are in actual use. Since December 31, 1995 through March 31, 1996 the Company has shipped 38 robotic machines which vend pizzas.


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


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's

Common Stock, each director, and all executive officers and directors of the Company as a group, as of April 8, 1996, and their percentage ownership of Common Stock and their percentage voting power. The number of shares beneficially owned by each person is determined according to rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purposes. Under such rules beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of April 8, 1996 through the exercise of an option, conversion feature or similar rights. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such persons or entity.




Name and Address of                                      Amount and Nature of              Percent of
Beneficial Owner                                         Beneficial Ownership              Ownership
- ----------------                                         -----------------------------     ---------
Gary W. Black, Sr.                                           5,000,000                        43%
212 Phillips Road
Exton, PA 19341 (1)

Glengarry Family Investments, L.P.                           2,000,000                        17%
1120 Pine Street
Norristown, PA 19401  (2)

Robert J. Brock, Sr.                                           100,000                         *

Frederick W. Johnson                                            25,000                         *

ALL executive officers and directors as a
group (3 persons)                                            5,125,000                       44.0%


- ------------------------
*  Less than 1%


(1) Includes 2,000,000 shares owned by Glengarry Family Investments, L.P. a Delaware limited partnership whose sole limited partner is a corporation owned by the spouse of Mr. Gary W. Black, Sr.

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


                          Exhibit
                          Number  Description
                          -------------------
                          ** 3.1(a)        Certificate of Incorporation and By Laws

                          ** 3.2(b)        Form of Certificate of Designation - Series A Convertible Preferred Stock

                          ** 4.1(a)        Form of Warrant


                           *10.0           Agreement and Plan of Merger By and Among Health
                                           Management, Inc. and Nouveau International, Inc.
                                           dated January 18, 1996.

                          **10.1           Form of Master Distributorship Agreement

                          **10.2           Omnibus Stock Plan

                          **10.3           Management Incentive Plan

                          **21.0(d)        Subsidiaries of the registrant

                          **27.0(d)        Financial Data Schedule



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


DATED: July 25, 1996                   NOUVEAU INTERNATIONAL, INC.



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



Signature                                  Title                                Date

/S/ Gary W. Black, Sr.            Chief Executive Officer (Principle        July 25, 1996
- ------------------------          Executive Officer , Principal
Gary W. Black, Sr.                Financial Officer and Principal
                                  Accounting Official and Director


/S/ Robert J. Brock, Sr.          Chief Operating Officer and               July 25, 1996
- ------------------------          Director
Robert J. Brock, Sr.


         *                        Director                                        *
- ------------------------
Frederick W. Johnson
