Form 10QSB
period 1996-06-30
NOUVEAU INTERNATIONAL INC
filed 1996-08-19
CIK 776999

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended __________________ June 30,1996 _________________

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                        Commission file number 0-20675

                         Nouveau International, Inc.
                         ---------------------------
      (Exact name of small business issuer as specified in its charter)

                Delaware                            23-2932617
        ----------------------                  ----------------
        (State or other jurisdiction            (I.R.S. Employer
        of incorporation or organization)        Identification No.)

                      212 Phillips Road, Exton, PA 19341
                      ----------------------------------
                   (Address of principal executive offices)

                                (610) 524-8393
                                --------------
                         (Issuer's telephone number)

- -----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X YES              NO
                                -               --

As of August 16, 1996, the number of shares of Common Stock issued and outstanding was 11,249,988.

                          NOUVEAU INTERNATIONAL, INC.
                                     INDEX

                                                                                                   Page
                                                                                                   Number
                                                                                                   ------
PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet - June 30,1996....................................      1

         Condensed Consolidated Statements of Operations - For the three and six months
         ended June 30, 1996 and 1995...........................................................      2

         Statements of Change in Stockholders Equity - June 30,1996 and 1995....................      3
         Condensed Consolidated Statements of Cash Flows - For the six months ended
         June 30, 1996 and 1995.................................................................      4

         Notes to Condensed Consolidated Financial Statements...................................      5

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................................      12




PART II - OTHER INFORMATION
         Item 1.   Legal Proceedings.................................................................N/A
         Item 2.   Changes in Securities.............................................................N/A
         Item 3.   Defaults Upon Senior Securities...................................................N/A
         Item 4.   Submission of Matters to a Vote of Security Holders...............................N/A
         Item 5.   Other Information.................................................................N/A
         Item 6.   Exhibits and Reports on Form 8-K..................................................15

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

            ASSETS                                                        June 30,1996
            ------                                                       -------------
Current assets:
         Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    8,531
         Accounts receivable, Trade . . . . . . . . . . . . . . . . . .       147,899
         Loans receivable, Officer  . . . . . . . . . . . . . . . . . .       100,000
         Inventory  (Note B[3] and C) . . . . . . . . . . . . . . . . .     3,338,213
         Settlement receivable (Note D) . . . . . . . . . . . . . . . .       533,340
         Deferred financing costs (Note E)  . . . . . . . . . . . . . .       144,042
         Prepaid Expenses . . . . . . . . . . . . . . . . . . . . . . .        38,454
         Due from affiliate (Note F)  . . . . . . . . . . . . . . . . .        32,287
                                                                           ----------
         Total current assets . . . . . . . . . . . . . . . . . . . . .     4,342,766

Property and equipment, net (Note G) . . . . . . . . . . . . . . . . .        191,829
Settlement receivable (Note D) . . . . . . . . . . . . . . . . . . . .
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         97,151
                                                                           ----------
         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,631,746
                                                                           ==========

         LIABILITIES
         -----------

Current liabilities:
         Current portion of prepetition liabilities (Note H)               $  124,773
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       258,278
         Accrued expenses and other current liabilities . . . . . . . .        94,368
         Notes payable, net of discount for warrants of
                 $562,555 (Note I)  . . . . . . . . . . . . . . . . . .       437,445
         Fees payable (Note D)  . . . . . . . . . . . . . . . . . . . .       225,000
         Dividends payable (Note K) . . . . . . . . . . . . . . . . . .        65,333
                                                                              -------
                Total current liabilities . . . . . . . . . . . . . . .     1,205,197

Prepetition liabilities (Note H) . . . . . . . . . . . . . . . . . . .        134,773
                                                                           ----------
                Total liabilities . . . . . . . . . . . . . . . . . . .     1,339,970
                                                                           ----------

         STOCKHOLDERS' EQUITY
         ---------------------

Preferred stock, 70 shares, Series A 4% cumulative
      convertible redeemable (Note K) . . . . . . . . . . . . . . . . .     3,233,333

Common stock 25,000,000 shares authorized,
      11,249,988 shares issued and outstanding. . . . . . . . . . . . .        11,250
Additional paid  in capital . . . . . . . . . . . . . . . . . . . . . .       961,795

Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .      (914,602)
                                                                            ----------


                Total stockholders' equity . . . . . . . . . . . . . . .    3,291,776
                                                                           ----------
         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $4,631,746
                                                                           ==========

Attention is directed to the accompanying notes to condensed consolidated financial statements.

                                      (1)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                                 --------                     ---------
                                                           1996            1995          1996            1995
                                                           ----            ----          ----            ----
                                                                       (debtor-in-                   (debtor-in-
                                                                       possession)                   possession)
Revenues:
         Net sales . . . . . . . . . . . . . . . . . .  $  64,484      $  38,860      $  325,325       $ 80,779
         Cost of goods sold  . . . . . . . . . . . . .     59,173         32,218         294,053         67,174
                                                        ---------        -------         -------         ------
         Gross profit  . . . . . . . . . . . . . . . .      5,311          6,642          31,272         13,605
                                                        ---------        -------         -------       --------
Operating expenses:
         General and administrative  . . . . . . . . .    743,945         74,454       1,329,069        160,217
         Selling . . . . . . . . . . . . . . . . . . .    167,866         11,697         338,712         23,769
                                                        ---------         ------         -------         ------

                                                          911,811         86,151       1,667,781        183,986
                                                        ---------         ------       ---------        -------

Loss from operations  . . . . . . . . . . . . . . . .    (906,500)       (79,509)     (1,636,509)      (170,381)
                                                       ----------       ---------     -----------     ----------

Other income (expenses):
         Gain from settlement of lawsuit (Note D)  . .                 5,979,459                      5,979,459
         Miscellaneous income  . . . . . . . . . . . .                     6,280                         35,680
         Interest income . . . . . . . . . . . . . . .     16,248         31,657          37,826         31,657
         Interest expense  . . . . . . . . . . . . . .   ( 10,668)       (10,411)        (12,409)       (20,388)
                                                         ---------      ---------        --------      ---------
                                                            5,580      6,006,985          25,417      6,026,408

         NET INCOME (LOSS) . . . . . . . . . . . . . .   (900,920)     5,927,476      (1,611,092)     5,856,027
                                                        ==========   ===========      ===========     =========

         Net income(loss) per share of common stock  . $     (.08)   $       .53     $      (.14)    $      .52
                                                       ===========   ===========     ============    ==========
         Weighted average shares of common stock
         outstanding(Note B [9])                       11,249,988     11,249,988      11,249,988     11,249,988
                                                      ===========     ==========      ==========     ==========

         Attention is directed to the accompanying notes to condensed consolidated financial statements.

                                      (2)

                 NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (CAPITAL DEFICIENCY)

                                                         Common Stock,
                                    Preferred Stock,    $.001 Par Value
                                       70 Shares,      25,000,000 Shares                                             Total
                                      Series A 4%         Authorized,                                            Stockholder's
                                      cumulative,      11,249,988 Shares     Additional         Retained             Equity
                                      convertible,         Issued and          Paid-In          Earnings            (Capital
                                       redeemable         Outstanding          Capital         (Deficit)          Deficiency)
                                       ----------         -----------          -------         ---------          -----------
                                        (Note K)
Balance -- January 1, 1996                                   $389,714                            $995,156           $1,384,870

Net Effect of the Exchange of
6,750,000 shares of HMI's common
stock for all of the outstanding
shares of Nouveau International,
Inc.'s common stock                                          (378,464)         378,464

Issuance of 70 shares of Series
A 4% Cumulative Convertible
Redeemable Preferred Stock              3,000,000                                                                    3,000,000

Issuance of warrants to
purchase 333,332 shares of Common
Stock, in connection with a Private
Placement, at an exercise price of
$2.00 per share                                                                583,331                                 583,331

Net (loss)                                                                                     (1,611,092)          (1,611,092)

Accretion for preferred stock
dividends payable                                                                                 (65,333)             (65,333)

Accretion for preferred stock
liquidation preference                    233,333                                                (233,333)
                                       ----------            --------         --------        ------------         -----------
BALANCE -- June 30, 1996               $3,233,333             $11,250         $961,795           (914,602)          $3,291,776
                                       ==========            ========         ========        ============         ===========



                                     (3)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                              June  30
                                                                              --------
                                                                        1996             1995
                                                                        ----             ----
                                                                                     (debtor - in -
                                                                                     possession)
     Cash  flows from operating activities:
         Net income (loss)  . . . . . . . . . . . . . . . . . . .   $ (1,611,092)    $ 5,856,027
         Adjustments to reconcile net loss
           to net cash used in
           operating activities:
                Litigation Settlement . . . . . . . . . . . . . .                     (4,260,117)
                Depreciation and amortization   . . . . . . . . .         23,879          35,233
                Bad debt reserve:                                         13,720
                Discount for warrant valuation                            20,776
                 Changes in operating assets and liabilities:
                    (Increase)Decrease in accounts receivable . .       (139,536)          6,311
                    (Increase)decrease in inventory . . . . . . .       (163,554)         20,119
                    (Increase) in prepaid expenses and
                    other assets  . . . . . . . . . . . . . . . .      (  74,131)        (15,500)
                    (Decrease) in accounts  . . . . . . . . . . .
                      payable and accrued expenses:
                            Prepetition . . . . . . . . . . . . .        (21,032)
                            Postpetition  . . . . . . . . . . . .        203,006          17,163
                    Decrease in settlement receivable   . . . . .        277,496
          (Decrease) in fees payable  . . . . . . . . . . . . . .        (75,000)
                                                                       -----------   -----------
                   Net cash used in operating activities . . . .      (1,545,468)      1,659,236
                                                                       ----------     ----------

Cash flows used in investing activities:
         Loans made to officer. . . . . . . . . . . . . . . . . .       (100,000)
         Purchase of property and equipment . . . . . . . . . . .        (98,458)
                                                                        ----------   -----------
                  Net cash used in investing activities . . . . .       (198,458)
                                                                        ---------    -----------

Cash flows from financing activities:
         Sale of preferred stock  . . . . . . . . . . . . . . . .      3,500,000
         Proceeds from short term borrowing . . . . . . . . . . .      1,000,000
         Payment of offering costs  . . . . . . . . . . . . . . .       (644,042)
         Payment of prepetition liabilities . . . . . . . . . . .     (2,296,708)     (1,346,429)
         Loans repaid to stockholder  . . . . . . . . . . . . . .       (183,764)
                                                                       ----------    -----------
               Net cash provided by financing activities  . . . .      1,375,486      (1,346,429)
                                                                       ---------     ------------

NET (DECREASE) INCREASE IN CASH  . . . . . . . . . . . . . . . .        (368,440)        312,807

Cash - beginning of Period . . . . . . . . . . . . . . . . . . .         376,971          16,932
                                                                      ----------     -----------

CASH  - END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .      $    8,531     $   329,739
                                                                      ==========     ===========


Supplemental disclosure of cash flow information:
         Cash paid during the period for interest . . . . . . . .     $   10,668     $    20,388

Attention is directed to the accompanying notes to condensed consolidated financial statements.


                                      (4)

         NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) - Merger Between Health Management, Inc. and Nouveau International,
Inc.

                 In January 1996, all of the outstanding stock of the Company was acquired by Health Management, Inc. ("HMI") in exchange for 6,750,000 shares, representing 60% of HMI common stock. HMI was a non operating company, therefore this transaction was accounted for as a recapitalization instead of a business combination.

(NOTE B) - Business and Summary of Significant Accounting Principles:
         (1)   The Company:
             Nouveau International, Inc. and subsidiaries (the "Company") manufactures and distributes hot food vending machines and related food products. The Company uses certain proprietary machine and food technology in the manufacture of its products.

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

         (2)   Principles of consolidation:
             The consolidated financial statements of Nouveau
         International, Inc. include the accounts of its wholly owned subsidiaries, Nouveau Foods International, Inc., Nouveau Vend International, Inc., and Nouveau Equities, Inc. Intercompany balances have been eliminated in the consolidated financial statements.

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

             The confirmation of the Plan of Reorganization has eliminated all net operating loss carryforwards which were available to offset future taxable income.

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

                                      (5)

         NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS


         (9)  Earnings per share:
             Earnings (loss) per share is based on the weighted average number of shares outstanding during each period retroactively restated for the exchange and merger with "HMI" described in Note A, as if this transaction took place at the beginning of the period. The effect of warrants and options is computed, if dilutive, using the treasury stock method.

(NOTE C) - Inventories:

             Inventories consist of the following:

                                                                                               June 30, 1996
                                                                                              --------------
                     Component parts . . . . . . . . . . . . . . . . . . . . .                $   1,597,870
                     Work-in-process . . . . . . . . . . . . . . . . . . . . .                      223,220
                     Finished machines . . . . . . . . . . . . . . . . . . . .                    1,517,123
                                                                                              -------------

                                       T o t a l . . . . . . . . . . . . . . .                $   3,338,213
                                                                                              =============

             Included in inventory at June 30, 1996 is approximately $900,000 of parts and substantially all of the work-in-process and finished machines, which were received from a vendor pursuant to the litigation settlement referred to in Note D. These goods were valued at their current replacement cost.

(NOTE D) - Litigation Settlement:

             In 1995, the Company settled a lawsuit with the former supplier of its vending machines. Under the terms of the settlement agreement, the supplier canceled accounts payable of $884,975 and agreed to pay the Company cash of $3,938,000 and deliver to the Company inventory parts, work-in-process and finished machines held by them, which were valued at $2,592,914. The Company has received cash payments totaling $3,338,000 through June 1996. An installment of $100,000 which was due in June 1996, was received in early July, 1996. A final installment of $500,000 is due in June 1997.

             The settlement balance receivable is shown at its net present value discounted at an effective interest rate of 11% per annum. The bankruptcy court ordered that a portion of the cash proceeds of the settlement be used to pay a secured claim owed to a creditor (Note H) and attorneys' fees for services rendered in connection with the settlement of the lawsuit. Fees payable to the litigating attorneys amount to $225,000 at June 30,1996.

(NOTE E) - Deferred Financing Costs:

             Deferred financing costs are being amortized over the term of the related debt, which is one year.

(NOTE F) - Due From Affiliate:

             Due from affiliate consists of a loan due on demand from a company which is wholly-owned by the stockholder and officer of the Company.


                                      (6)

         NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(NOTE G) - Property and Equipment:

             Property and equipment consists of the following:

                                                                                     June 30, 1996
                                                                                     --------------
                 Machinery and equipment  . . . . . . . . . . . . . . .           $       262,142

                 Furniture and fixtures . . . . . . . . . . . . . . . .                    56,967

                 Transportation equipment . . . . . . . . . . . . . . .                    13,596

                 Leasehold Improvements . . . . . . . . . . . . . . . .                    27,990
                                                                                          -------
                                                                                          360,695
                 Less accumulated depreciation  . . . . . . . . . . . .                   168,866
                                                                                          -------

                          T o t a l  . . . . . . . . . . . . . . . . . .          $       191,829
                                                                                  ===============





                                      (7)

         NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(NOTE H) - Prepetition Liabilities:

               Prepetition liabilities consists of the following:

                                                                           June 30,1996
                                                                          -------------
         Priority:

                     Former stockholder . . . . . . . . . . . . .                  10,000
                                                                           --------------

                                                                                   10,000
                                                                           --------------

         Unsecured:
                    Stockholders . . . . . . . . . . . . . . . . . . .              8,638
                    Trade and other
                        miscellaneous claims . . . . . . . . . . . . .            144,390
                    Former investor  . . . . . . . . . . . . . . . . .             96,518
                                                                           --------------

                                                                                  249,546
                                                                           --------------

                              T o t a l  . . . . . . . . . . . . . . .            259,546

                    Less current portion . . . . . . . . . . . . . . .            124,773
                                                                           --------------

                    Non current portion  . . . . . . . . . . . . . . .     $      134,773
                                                                           ==============

         In January 1996, the Company used a portion of the proceeds received from the sale of preferred stock (Note J) to pay the remaining balance of secured claims owed to the former investor of $2,244,708.



                                      (8)

         NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(NOTE H) - Prepetition Liabilities:       (continued)


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

                 Minimum payments remaining for all claims due under the plan of reorganization are as follows:

                                                      Priority      Unsecured      Total
                                                      --------      ---------     ------
         1996 . . . . . . . . . . . . . . . . . .                    $124,773     $124,773
         1997 . . . . . . . . . . . . . . . . . .        10,000       124,773      134,773
                                                        -------      --------      -------
                                                        $10,000      $249,546     $259,546
                                                        =======      ========     ========

         (NOTE I)-Notes Payable

         On May 23,1996 the Company received $870,000 representing the net proceeds of a private placement offering of 4 units, each of which consisted of a Series A 10% Senior Note in the principal amount of $250,000 and warrants to purchase 83,333 shares of common stock, at an exercise price of $2.00 per share. These notes are due on the earlier of May 23,1997 or the closing of a public offering of the Company's common stock, the gross proceeds of which equal or exceed $5,000,000. The warrants expire in May 1999.

         On July 3,1996 the Company received an additional $383,482, representing the net proceeds of a private placement offering of one and 9/10 units, each unit consisting of a Series A 10% Senior Note in the principal amount of $250,000 and warrants to purchase 83,333 shares of common stock at an exercise price of $2.00 per share. The terms and conditions of these notes are equal to those stated above.


                                      (9)

         NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(NOTE J) - Commitments and Contingencies:

     (1) On June 3,1996, the Company entered into certain employment agreements for five (5) employees of the Company. These employment contracts terminate on June 3, 2000. The contracts are subject to adjustment each year in accordance with the increase of the Consumer Price Index for the Philadelphia, Pennsylvania area. Future minimum compensation payment, per the terms of the contracts exclusive of any C.P.I. adjustment or increase, are as follows:

                 Six months ending December 31, 1996                                      $  211,002
                 Year ending December 31,
                         1997                                                                422,004
                         1998                                                                422,004
                         1999                                                                422,004
                         2000                                                                175,835
                                                                                             -------
                               TOTAL                                                      $1,652,849
                                                                                          ==========

     (2) The Company occupies premises pursuant to an operating lease which expires in July 1998. In addition, the Company entered into a three year lease in January 1996 for a building which it intends to use as a facility to assemble and store pizza vending machines. The new lease expires on March 31,1999. These leases are subject to escalation's for the Company's pro rata share of real estate taxes and operating expense. Future minimum rental payments, exclusive of escalation payments for taxes and utilities, under these leases are as follows:

         Six months ending December 31,
         ------------------------------
                 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  69,179
         Year ending December 31,
         ------------------------
                 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    131,182
                 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    110,437
                 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,450
                                                                                                           -------
                                     T o t a l  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 329,626
                                                                                                         =========

         The Company also leases certain storage facilities on a month-to-month basis.

         For six months ended June 30, 1996, rent expense totaled $75,092. For the same period ended in 1995, rent expense amounted to $12,600 which was paid to a former stockholder.

     (3) In February 1996, the Company formed Nouveau Equities, Inc. and entered into contract for the purchase of a building in which it will operate a food processing plant. The purchase price of the building is $1,360,000. The Company has made a nonrefundable down payment of $70,000 and is currently seeking additional financing which is needed to fund the balance of the purchase price. There is no assurance that such financing will be obtained.

(NOTE K)-Preferred Stock:

         In January 1996, in a private placement offering, the Company sold 70 units, each unit consisting of 1 share of Series A 4% cumulative redeemable preferred stock and 1,608 common stock purchase warrants for $3,500,000. The preferred stock is mandatorily redeemable at a price per share which is equal to the original issuance price plus accrued dividends on the earlier of the date of a public offering of its common stock for minimum gross proceeds of $5,000,000 or January 17, 1997. In the event it is not redeemed through a public offering, the Company has the right to convert the preferred stock into 1,125,000 shares of common stock. The preferred stock has a liquidation value equal to the redemption value. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $.50 per share. The warrants expire in January 1999.

                                      (10)

         NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(NOTE L) - Related Party Transactions

             In December 1994, the Company entered into a joint venture to distribute the Company's products in Europe. The joint venture company called Nouveau Cordon Bleu ("NCB") is incorporated in Ireland. During the time in which the Company was in bankruptcy proceedings, the parties agreed to suspend all performance requirements provided for in the joint venture agreement. Sales to NCB since its inception amount to approximately $137,000. All of these sales occurred during the quarter ended March 31,1996. The operations of NCB have been terminated and the Company will seek direct relationships with Master distributors for its products.





                                      (11)

         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BACKGROUND

         In January 1996, Health Management, Inc. ("HMI"), a Florida corporation, which at the time had not engaged in any business for over two years and had virtually no assets, reincorporated in the State of Delaware and exchanged its common stock for all of the outstanding capital stock of Nouveau International, Inc. ("Nouveau PA"), a Pennsylvania corporation. HMI also changed its name to Nouveau International, Inc. following the acquisition of Nouveau PA. References herein to the Company's products, business operations and financial condition refer to the products, business operations and financial condition of Nouveau PA unless otherwise indicated. During 1995 the Company was in bankruptcy proceedings and had essentially ceased operations. In December 1995, the Company emerged from bankruptcy and in January 1996 completed a private placement of its securities which provided the Company with funds to recommence operations. Therefore, management does not believe that a comparison of financial operations and conditions to the corresponding periods in 1995 would be meaningful.

         RESULTS OF OPERATIONS

         During the six months ended June 30,1996, the net loss was $1,611,092 compared to a net income of $5,856,027 for the period ended June 30, 1995. The net income for the period ended June 30, 1995 represented the proceeds from a settlement of a lawsuit (see note D of Notes to Financial Statements). Revenues consisted of $325,325 for the period ended June 30, 1996 and consisted of $228,591 in vending machine sales, $11,010 in sales of machine parts and $85,724 in food product sales. All of the vending machine sales were foreign sales. One domestic customer accounted for $42,524 in food product sales.

         Operating expenses for the six months ended June 30,1996 totaled $1,667,781. For the six months ended June 30,1995 operating expenses were $183,986.

         Selling expenses account for $338,712 of the total operating expenses for the period ended June 30,1996. Administrative salaries totaled approximately $426,932 for the period ended June 30,1996, as compared to $67,567 for the period ending June 30,1995. Professional fees equaled approximately $234,507 for the period ending June 30, 1996. No expenditures were paid for these types of services at June 30,
         1995.    Approximately $181,528 of such fees were incurred during the first quarter and related to the fees incurred in connection with reorganization of the Company and the private placement of the preferred stock. Consulting fees for the period ended June 30,1996 were $178,757. No expenditures were paid for those types of services at June 30,1995.

         Dividends accrued on the Company's preferred stock at June 30,1996 equaled $65,333.

         For the three months ended June 30,1996, the net loss was $900,920 compared to net income of $5,927,476 for the three months ended June 30,1995. The net income represented the above-mentioned settlement.

         Revenues for the three months ended June 30, 1996 were $64,484 and were comprised of $12,960 in vending machines, $11,010 in vending machine parts and $40,513 in food product sales. Substantially all of the food product sales were to one customer. The decrease in revenues was the result of the failure of several customers to satisfy obligations to purchase vending machines that were called for in their distributorship agreements, during the three months ended June 30, 1996. In July 1996, the Company entered into a distributor agreement for the country of Portugal. Also during the period the Company terminated its agreement with a joint venture partner which covered sections of the European market. The Company does not expect to generate an operating profit for the third quarter.

         Operating expenses for the three months ended June 30,1996 were $911,811 compared to $86,151 for the three months ended June 30,1995. Selling expenses accounted for $167,866 of the total operating expenses for the period. Administrative salaries were $244,560 compared to $25,460 for the three month period ended June 30, 1995. Professional fees equaled $52,979 for the period. No expenditures were paid for these types of services at June 30,1995. Consulting fees for the three month period ended June 30, 1996 were $99,259.

                                      (12)

         In April 1996 the Company entered into a consulting agreement which was subsequently amended in July 1996. The agreement is for two years. The total annual payments under the agreement is $180,000.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30,1996 the Company had working capital of $3,137,569 compared to a working capital deficiency of $285,103 at June 30,1995.

         During the six months ended June 30, 1996, the Company raised a total of $3,915,000 in net proceeds from two private placements of securities.

         The private placements consisted of preferred stock and senior notes. The first placement in January 1996 was for the sale of 70 units with each unit consisting of 1 share of Series A 4% cumulative convertible redeemable preferred stock and 1,608 common stock purchase warrants. The net amount of proceeds to the Company was $3,045,000. In May 1996 the Company sold 4 units with each unit consisting of a Series A 10% Senior Note principal amount of $250,000 and 83,333 common stock purchase warrants. The net amount of proceeds were $870,000. Substantially all of these funds were expended during the period. Approximately $2,245,000 was paid to a former investor representing the remaining balance of secured claims as part of the Company's bankruptcy reorganization. The remaining $1,670,000 was used by the Company to recommence its operations.

         During the period the Company received $300,000 pursuant to a lawsuit settled in June 1995. The remaining balance is due in installments of $100,000 in June 1996, which was received in July 1996, and $500,000 in June 1997.

         The Company currently obtains its pizza food products from a sole vendor pursuant to a co-pack agreement. The agreement provides that the price can be adjusted by the vendor annually. The agreement may be terminated by the vendor at any time upon ninety days notice. During the first quarter, the Company was notified by the vendor of a price increase. The Company is also concerned with the quality of the food products being produced by the vendor and is taking extra measures to insure the quality of the food products. These extra measures are increasing the Company's cost  for its food products.
          The loss of this product source at this time would have a material adverse effect on the Company's operation.  In order to more closely control the cost and quality of its food products as well as have a more secure source of food products, the Company, in February 1996, entered into an agreement to purchase a facility capable of manufacturing the Company's food products. The Company has paid $110,000 to lease the facility until the closing on the sale which is scheduled for August 1996. At closing the Company will be required to pay $1,290,000 to purchase the facility. Management presently estimates that it will cost approximately $700,000 to renovate the facility. The Company is presently in negotiation with a commercial lender to secure the financing for the purchase of the facility. The Company will have to secure additional funding for the renovations. The Company will not be able to close on the purchase of the facility on the agreed settlement date in August. The Company is presently attempting to secure an extension of the closing date. The Company will also need additional funds to finance the manufacturing of it vending machines. The amount of funds will be determined by the number of vending machines that are ordered.

         As of August 16, 1996, the Company had limited cash resources. The Company will require additional funding to fund its corporate operations, its food production operation, for working capital and to purchase vending machines and parts. The Company is seeking additional sources of financing to meet its needs. The Company has entered into a letter of intent with an investment banker for the purpose of raising between $10-12 million in a "firm commitment" public offering of its securities. No assurance can be given that the Company will be able to obtain any additional financing. In the event the Company is not able to raise funds on a timely basis its operations will be materially affected.

         EVENTS SUBSEQUENT TO JUNE 30, 1996

         In July 1996, the Company received an additional $383,482 in net proceeds from the sale of its senior notes. As of August 16, 1996 all of these funds had been expended.
                                      (13)

         In July 1996, the Company terminated its agreement with its distributor for Germany. The termination was on account of such distributor not meeting payment requirements pursuant to the agreement.

         In July 1996, the Company entered into a series of master distributorship agreements covering Argentina, Brazil, Chile, Paraguay, and Uruguay. The Company has received a deposit for an initial order of twenty-six vending machines for these areas.

         In July 1996, the Company entered into a master distributorship agreement covering Portugal.

         In August 1996, the Company took possession of twenty-six vending machines which had been sold to its joint venture partner, the effect of which was fully reserved at June 30, 1996. The amount of the sale was $132,600.

                                      (14)

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT NO.                                     DESCRIPTION
         -----------                                     -----------
            27.0                                         Financial data schedule


                                      (15)

                                   SIGNATURES


         In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


         DATED:   August 16, 1996          NOUVEAU INTERNATIONAL, INC.
                                           BY:  /S/ GARY W. BLACK, SR.
                                           ---------------------------
                                           Gary W. Black, Sr.
                                           Chief Executive Officer and Chief
                                           Financial Officer




                                      (16)