Form 10QSB
period 1996-09-30
NOUVEAU INTERNATIONAL INC
filed 1996-11-14
CIK 776999

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30,1996
                               --------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

     Commission file number 0-20675

                         Nouveau International, Inc.
                         ---------------------------
      (Exact name of small business issuer as specified in its charter)


                     Delaware                      23-2932617
         ---------------------------------    -------------------
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

       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X  YES        NO
                               ----        ---

As of November 13, 1996, the number of shares of Common Stock issued and outstanding was 9,249,988.

                         NOUVEAU INTERNATIONAL, INC.
                                    INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I - FINANCIAL INFORMATION
        Item 1.  Financial Statements
        Condensed Consolidated Balance Sheet - September 30, 1996 ............................         1

        Condensed Consolidated Statements of Operations - For the three and nine months
        ended September 30, 1996 and 1995.....................................................         2

        Statements of Change in Stockholders Equity - September 30, 1996 .....................         3
        Condensed Consolidated Statements of Cash Flows - For the nine months ended

        September 30, 1996 and 1995...........................................................         4

        Notes to Condensed Consolidated Financial
        Statements............................................................................        5-11

        Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................................        12


PART II - OTHER INFORMATION
        Item 1.   Legal Proceedings...........................................................        N/A
        Item 2.   Changes in Securities.......................................................        N/A
        Item 3.   Defaults Upon Senior Securities.............................................        N/A
        Item 4.   Submission of Matters to a Vote of Security Holders.........................        N/A
        Item 5.   Other Information...........................................................        N/A
        Item 6.   Exhibits and Reports on Form 8-K............................................        15


                NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS                                                                      September 30,1996
------                                                                      -----------------
Current assets:
        Cash................................................................  $   118,623
        Accounts receivable, Trade..........................................       15,587
        Inventory  (Note B[3] and C)........................................    3,391,526
        Loan receivable, Stockholder (Note D)...............................      100,000
        Settlement receivable (Note E) .....................................      448,142
        Deferred financing costs (Note B[5])................................      158,460
        Prepaid Expenses and other current assets...........................       34,499
                                                                              -----------
        Total current assets................................................    4,266,837

Property and equipment, net (Note F)........................................      251,527
Deferred financing costs, non-current.......................................       75,000
Other assets................................................................       51,596
                                                                              -----------
        T O T A L...........................................................  $ 4,644,960
                                                                              ===========
        L I A B I L I T I E S
        ---------------------

Current liabilities:

        Notes payable, net of discount for warrants of
                             $615,611 (Note H)..............................  $   859,389
        Notes payable, other (Note I).......................................      140,000
        Current portion of prepetition liabilities (Note G)                       134,773
        Accounts payable....................................................      630,484
        Accrued expenses and other current liabilities......................      233,408
        Fees payable (Note E)...............................................      225,000
        Dividends payable (Note K)..........................................      100,333
                                                                              -----------
                Total current liabilities...................................    2,323,387

Prepetition liabilities (Note G)............................................      124,773
                                                                              -----------

                Total liabilities...........................................    2,448,160
                                                                              -----------

        STOCKHOLDER'S EQUITY
        --------------------

Preferred stock, 70 shares, Series A 4% cumulative convertible
redeemable (Note K)..........................................................   3,358,333

Common stock 25,000,000 shares authorized,
             9,249,988 shares issued and outstanding (Note M)                       9,250
Additional paid in capital...................................................   1,240,877

Accumulated deficit .........................................................  (2,411,660)
                                                                              -----------


                Total stockholders' equity...................................   2,196,800
                                                                              -----------
       T O T  A L ........................................................... $ 4,644,960
                                                                              ===========


Attention is directed to the accompanying notes to condensed consolidated financial statements.


                                      (1)

     NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended            Nine Months Ended
                                                              September 30,              September 30,
                                                        ----------------------------  -------------------------
                                                          1996              1995         1996           1995
                                                        ---------       -----------   ---------  --------------
                                                                         (debtor-in-                   (debtor-in-
                                                                         possession)                   possession)
Revenues:
  Net sales . . . . . . . . . . . . . . . . . .         $  238,057       $137,816        $  563,382    $ 218,595
  Cost of goods sold  . . . . . . . . . . . . .            221,978        111,683           516,031      178,857
                                                        ----------      ---------        ----------    ---------
  Gross profit  . . . . . . . . . . . . . . . .             16,079         26,133            47,351       39,738
                                                        ----------      ---------        ----------    ---------

Operating expenses:
  General and administrative  . . . . . . . . .            884,273        215,306         2,213,342      375,523
  Selling . . . . . . . . . . . . . . . . . . .            149,756         40,938           488,468       64,707
                                                        ----------      ---------        ----------    ---------

                                                         1,034,029        256,244         2,701,810      440,230
                                                        ----------      ---------        ----------    ---------

Loss from operations . . . . . . . . . . . . . .        (1,017,950)      (230,111)       (2,654,459)    (400,492)
                                                        ----------      ---------        ----------    ---------

Other income (expenses):
  Gain from settlement of lawsuit (Note E) . . .                                                       5,979,459
  Miscellaneous income . . . . . . . . . . . . .                          (35,680)
  Interest income  . . . . . . . . . . . . . . .               181         35,613            38,007       67,270
  Interest expense . . . . . . . . . . . . . . .          (319,289)        (9,543)         (331,698)     (29,931)
  Loss on abandonment and sale of property . . .                          (91,228)                       (91,228)
  Reorganization Expense . . . . . . . . . . . .                          (33,150)                       (33,150)
                                                        ----------      ---------        ----------    ---------
                                                          (319,108)      (133,988)         (293,691)   5,892,420
                                                        ----------      ---------        ----------    ---------

  Income (loss) before extraordinary item  . . .        (1,337,058)      (364,099)       (2,948,150)   5,491,928
  Extraordinary item:  Compromise of
  prepetition liabilities  . . . . . . . . . . .                          112,000                        112,000
                                                        ----------      ---------        ----------    ---------

  NET INCOME (LOSS)  . . . . . . . . . . . . . .        (1,337,058)      (252,099)       (2,948,150)   5,603,928
                                                        ==========      =========        ==========    =========

  Net income (loss) per share
  before extraordinary item  . . . . . . . . . .              (.14)          (.04)             (.32)         .60

  Extraordinary item . . . . . . . . . . . . . .                              .01                            .01
                                                        ----------      ---------        ----------    ---------
  Net income(loss) per share of common stock . .             $(.14)         $(.03)            $(.32)        $.61
                                                        ==========      =========        ==========    =========

  Weighted average shares of common stock
  outstanding(Note B [10])                               9,249,988      9,249,988         9,249,988    9,249,988
                                                        ==========      =========        ==========    =========


Attention is directed to the accompanying notes to condensed consolidated financial statements.

                                      (2)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                              Preferred Stock,       Common Stock, $.001 Par Value
                                                 70 Shares,          25,000,000 Shares Authorized,
                                           Series A 4% cumulative,         9,249,988 Shares         Additional
                                                convertible,                 Issued and              Paid-In
                                                 redeemable                  Outstanding             Capital
                                                 ----------                  -----------             --------
                                                  (Note K)                    (Note M)


Balance - January 1, 1996                                                    $389,714

Net Effect of the Exchange of 6,750,000
shares of HMI's common stock for all of
the outstanding shares of Nouveau
International, Inc.'s common stock                                           (380,464)               380,464

Issuance of 70 shares of Series A 4%
Cumulative Convertible Redeemable
Preferred Stock                                  3,000,000

Issuance of warrants to purchase
491,665 shares of Common Stock, in
connection with a Private Placement,
at an exercise price of $2.00 per share                                                              860,413

Net (loss)

Accretion for preferred stock
dividends payable

Accretion for preferred stock
liquidation preference                            358,333
                                                ---------                    ---------            ----------

BALANCE-September 30, 1996                      3,358,333                    $  9,250             $1,240,877
                                                =========                    ========             ==========

                                                     Retained
                                                     Earnings            Total
                                                   (Accumulated      Stockholders'
                                                     Deficit)            Equity
                                                   ------------      -------------

Balance - January 1, 1996                          $    995,156       $ 1,384,870

Net Effect of the Exchange of 6,750,000
shares of HMI's common stock for all of
the outstanding shares of Nouveau
International, Inc.'s common stock

Issuance of 70 shares of Series A 4%
Cumulative Convertible Redeemable
Preferred Stock                                                         3,000,000

Issuance of warrants to purchase
491,665 shares of Common Stock, in
connection with a Private Placement,
at an exercise price of $2.00 per share                                   860,413

Net (loss)                                           (2,948,150)       (2,948,150)

Accretion for preferred stock
dividends payable                                      (100,333)         (100,333)

Accretion for preferred stock
liquidation preference                                 (358,333)
                                                   ------------       -----------

BALANCE-September 30, 1996                          ($2,411,660)      $ 2,196,800
                                                   ============       ===========

Attention is directed to the accompanying notes to condensed consolidated financial statements.

                                      (3)

                 NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                     1996              1995
                                                                   --------          --------
                                                                                     (debtor - in -
                                                                                      possession)

Cash  flows from operating activities:
     Net income (loss)  . . . . . . . . . . . . . . . . . . . .     $(2,948,150)      $5,603,928
     Adjustments to reconcile net (loss) income
      to net cash provided on (used in) operating activities:
         Litigation Settlement  . . . . . . . . . . . . . . . .                       (3,241,459)
         Loss on abandonment and sale of property . . . . . . .                           91,228
         Bad Debt Expense . . . . . . . . . . . . . . . . . . .          28,770
         Compromise of prepetition liabilities  . . . . . . . .                         (112,000)
         Depreciation and amortization  . . . . . . . . . . . .          95,379           30,892
         Discount for warrant valuation . . . . . . . . . . . .         244,802
         Interest imputed on lawsuit settlement . . . . . . . .                          (67,270)
         Changes in operating assets and liabilities:
            (Increase)Decrease in accounts receivable . . . . .         (22,274)           9,146
            (Increase)decrease in inventory . . . . . . . . . .        (216,867)          44,485
            (Increase)  decrease in prepaid expenses and
            other assets  . . . . . . . . . . . . . . . . . . .           7,666           27,067
            (Decrease) Increase in accounts
              payable and accrued expenses:
                    Prepetition   . . . . . . . . . . . . . . .         (59,032)         (46,783)
                    Postpetition  . . . . . . . . . . . . . . .         714,252           60,553
            Decrease in settlement receivable   . . . . . . . .         362,694
           (Decrease) in fees payable . . . . . . . . . . . . .         (75,000)        (750,000)
                                                                     ----------        ---------
Net cash (used in) provided by operating activities . . . . . .      (1,867,760)       1,649,787
                                                                     ----------        ---------
    Cash flows used in investing activities:
    Proceeds from sale of equipment . . . . . . . . . . . . . .                            1,000
    Loans made to stockholder . . . . . . . . . . . . . . . . .        (100,000)
    Purchase of property and equipment  . . . . . . . . . . . .        (172,401)
                                                                     ----------        ---------
       Net cash (used in) provided by investing activities             (272,401)           1,000
                                                                     ----------        ---------

Cash flows from financing activities:
    Sale of preferred stock . . . . . . . . . . . . . . . . . .       3,500,000
    Proceeds from short term borrowing  . . . . . . . . . . . .       1,615,000
    Payment of offering costs for sale of preferred stock              (500,000)
    Payment of offering costs for sale of Senior Notes                 (290,715)
    Payment of prepetition liabilities  . . . . . . . . . . . .      (2,258,708)      (1,346,430)
    Loans repaid to stockholder . . . . . . . . . . . . . . . .        (183,764)
                                                                     ----------        ---------
       Net cash (used in) provided (used in) by financing
       activities . . . . . . . . . . . . . . . . . . . . . . .       1,881,813       (1,346,430)
                                                                      ---------        ---------


NET (DECREASE) INCREASE IN CASH   . . . . . . . . . . . . . . .        (258,348)         304,357

Cash - beginning of Period  . . . . . . . . . . . . . . . . . .         376,971           16,932
                                                                    -----------       ----------

CASH  - END OF PERIOD   . . . . . . . . . . . . . . . . . . . .     $   118,623       $  321,289
                                                                    ===========       ==========
Supplemental disclosure of cash flow information:
           Cash paid during the period for interest . . . . . .     $    10,668       $   29,931

Attention is directed to the accompanying notes to condensed consolidated financial statements.



                                     (4)

                 NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) - Merger Between Health Management, Inc. and Nouveau International,
           Inc.:

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

          On October 24,1994, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court and subsequently submitted a plan of reorganization to the court. Under Chapter 11, certain claims
     against the Debtor in  existence   prior to the filing of the petitions
     for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as debtor-in-possession. On December 8, 1995 the plan of reorganization was confirmed.

     (2)  Principles of consolidation:
          The consolidated financial statements of Nouveau International, (PA.)Inc. include the accounts of its wholly owned subsidiaries, Nouveau Foods International, Inc., Nouveau Vend International, Inc., and
     Nouveau Equities, Inc. Intercompany balances have been eliminated in the consolidated financial statements.

     (3)  Inventories:
     Inventories are valued at the lower of cost (first-in, first-out method) or market.

     (4)  Property and equipment:
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

     (5)  Deferred financing costs:
     Deferred financing costs are being amortized over the term of the related debt, which is one year.

     (6)  Revenue recognition:
     Revenue is recognized when goods are shipped.

     (7)  Research and Development:
     Research and Development costs are expensed as incurred.

     (8)  Income taxes:
     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for income taxes to be accounted for based on the difference between reported amounts of assets and liabilities and their tax bases.

     The confirmation of the plan of reorganization has eliminated all net operating loss carryforwards which were available to offset future taxable income.





                                     (5)

          NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS


           (9)   Use of estimates:
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           (10)  Earnings (loss) per share:
           Earnings (loss) per share is based on the weighted average number of shares outstanding during each period, retroactively restated for the exchange and merger with HMI (Note A), and the contribution of 2,000,000 shares of common stock back to the Company by certain stockholders (Note M ), as if these transactions took place at the beginning of the period. The effect of warrants and options is computed, if dilutive, using the treasury stock method.

           (11)  Interim financial information:
           The condensed consolidated financial statements included herein have been prepared by Nouveau International, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

     The results of operations of the Company for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(NOTE C) - Inventories:

          Inventories consist of the following:

                                                             September 30, 1996




        Component parts . . . . . . . . . . . . . . . . . . . . . $1,638,714
        Work-in-process . . . . . . . . . . . . . . . . . . . . .    223,220
        Finished machines . . . . . . . . . . . . . . . . . . . .  1,529,592
                                                                  ----------

               T o t a l  . . . . . . . . . . . . . . . . .       $3,391,526
                                                                  ==========


          Included in inventory at September 30, 1996 is approximately $900,000 of parts and substantially all of the work-in-process and finished machines, which were received from a vendor pursuant to the litigation settlement referred to in Note E. These goods were valued at their current replacement cost.


(NOTE D) - Loan Receivable, Stockholder:

           Loan receivable from stockholder is due February 7, 1997 with interest at 8% per annum.

                                     (6)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Litigation Settlement:

          In 1995, the Company settled a lawsuit with the former supplier of its vending machines. Under the terms of the settlement agreement, the supplier canceled accounts payable of $884,975 and agreed to pay the Company cash of $3,938,000 and deliver to the Company inventory parts, work-in-process and finished machines held by them, which were valued at $2,592,914. The Company has received cash payments totaling $3,438,000 through September 1996. A final installment of $500,000 which was due in June 1997, was received in October 1996.

          The settlement balance receivable is shown at its net present value discounted at an effective interest rate of 11% per annum. The bankruptcy court ordered that a portion of the cash proceeds of the settlement be used to pay a secured claim owed to a creditor (Note G) and attorneys' fees for services rendered in connection with the settlement of the lawsuit. Fees payable to the litigating attorneys amount to $225,000 at September 30,1996.

(NOTE F) - Property and Equipment:

           Property and equipment consists of the following:


                                                                      September 30, 1996
                                                                      ------------------
Machinery and equipment  . . . . . . . . . . . . . . . . . .         $      268,583

Furniture and fixtures . . . . . . . . . . . . . . . . . . .                 57,302

Transportation equipment . . . . . . . . . . . . . . . . . .                 13,596

Leasehold Improvements . . . . . . . . . . . . . . . . . . .                 95,159
                                                                     --------------
                                                                            434,640
Less accumulated depreciation . . . . . . . . . . . . .  . .                183,113
                                                                     --------------

          T o t a l . . . . . . . . . . . . . . . . . . . . .        $      251,527
                                                                     ==============


     In July 1995, the Company abandoned leasehold improvements with a net book value of $90,640.


















                                      (7)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(NOTE G) - Prepetition Liabilities:

           Prepetition liabilities consists of the following:

                                                                            September 30,1996
                                                                            -----------------
     Priority:
          Former stockholder . . . . . . . . . . . . . . . . . . . . . .           10,000
                                                                                 --------

                                                                                   10,000
                                                                                 --------
          Stockholders . . . . . . . . . . . . . . . . . . . . . . . . .            8,638
          Trade and other
             miscellaneous claims . . . . . . . . . . . . .  . . . . . .          144,390
          Former investor  . . . . . . . . . . . . . . . . . . . . . . .           96,518
                                                                                ---------

                                                                                  249,546
                                                                                ---------

                     T o t a l . . . . . . . . . . . . . . . . . . . . .          259,546

            Less current portion . . . . . . . . . . . . . . . . . . . .          134,773
                                                                               ----------

            Noncurrent portion . . . . . . . . . . . . . . . . . . . . .       $  124,773
                                                                               ==========


     In January 1996, the Company used a portion of the proceeds received from the sale of preferred stock (Note K) to pay the remaining balance of secured claims owed to the former investor of $2,244,708.

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

          Minimum payments remaining for all claims due under the plan of reorganization are as follows:



                                                               Priority      Unsecured        Total
                                                               --------      ---------       --------
     1996 . . . . . . . . . . . . . . . . . . . . .             10,000        $124,773       $134,773
     1997 . . . . . . . . . . . . . . . . . . . . .                            124,773        124,773
                                                               -------        --------       --------

                                                               $10,000        $249,546       $259,546
                                                               =======        ========       ========




                                      (8)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





     (NOTE H)-Notes Payable

     On May 23,1996 the Company received $870,000 representing the net proceeds of a private placement offering of 4 units, each of which consisted of a Series A 10% Senior Note in the principal amount of $250,000 and warrants to purchase 83,333 shares of common stock, at an exercise price of $2.00 per share. These notes are due on the earlier of May 23,1997 or the closing of a public offering of the Company's securities, the gross proceeds of which equal or exceed $5,000,000. The warrants expire in May 1999.

     In July 1996 the Company received an additional $383,482, representing the net proceeds of a private placement offering of one and 9/10 units of the same securities described above, due in July 1997.


     (NOTE I)-Notes Payable, Other

     During the month of September 1996, the Company borrowed a total of $140,000 to fund its short-term needs. The resulting promissory notes are due at the earlier of September 1997 or the closing of a public offering of the Company's securities, the gross proceeds of which equal or exceed $5,000,000. Interest is accruing at a rate of the prime rate plus one percent. These notes are secured by the assets of the Company.































                                      (9)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(NOTE J) - Commitments and Contingencies:



     (1) The Company occupies premises pursuant to an operating lease which expires in July 1998. In addition, the Company entered into a three year lease in January 1996 for a building which it intends to use as a facility to assemble and store hot food vending machines. The new lease expires on March 31,1999. These leases are subject to escalations for the Company's pro rata share of real estate taxes and operating expenses. Future minimum rental payments, exclusive of escalation payments for taxes and utilities, under these leases are as follows:

     Three months ending December 31,
          1996 ............................... $   34,290
     Year ending December 31,
          1997 ...............................    142,117
          1998 ...............................    110,437
          1999 ...............................     18,450
                                               ----------
                        T o t a l............. $  305,294
                                               ==========

     For nine months ended September 30, 1996, rent expense totaled $162,041. For the same period ended in 1995, rent expense amounted to $86,694, of which $12,600 was paid to a former stockholder.

     (2) In February 1996, the Company formed Nouveau Equities, Inc. and entered into contract for the purchase of a building in which it will operate a food processing plant. Continued in November, 1996 this contract was terminated. The Company has agreed to lease the facility for a two-year period with an option to purchase the facility within eighteen months. This lease is conditional on a third party purchasing the facility from the current owner. An agreement of sale has been entered into between the third party and the owner. Closing is scheduled for no later than December 13, 1996. The exact terms of the lease have not been finalized.

     (3) In April 1996 the Company entered into an agreement for consulting services for $12,500 per month through April 1999. Fees incurred under this arrangement amount to approximately $90,000.






                                     (10)

                  NOUVEAU INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




(NOTE K)-Preferred Stock:

     In January 1996, in a private placement offering, the Company sold 70 units, each unit consisting of 1 share of Series A 4% cumulative redeemable preferred stock and 1,608 common stock purchase warrants for $3,500,000. The preferred stock is mandatorily redeemable at a price per share which is equal to the original issuance price plus accrued dividends on the earlier of the date of a public offering of its securities for minimum gross proceeds of $5,000,000 or January 17, 1997. In the event it is not redeemed through a public offering, the Company has the right to convert the preferred stock into 1,125,000 shares of common stock. The preferred stock has a liquidation value equal to the redemption value. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $.50 per share. The warrants expire in January 1999.

(NOTE L) - Related Party Transaction:

     In December 1994 the Company entered into a joint venture to distribute the Company's products in Europe. The joint venture company called Nouveau Cordon Bleu ("NCB"). During the time in which the Company was in bankruptcy proceedings, the parties agreed to suspend all performance requirements provided for in the joint venture agreement. Sales to NCB since its inception amount to approximately $137,000. All of these sales occurred during the quarter ended March 31, 1996. The operations of NCB have been terminated and the Company will seek direct relationships with distributors for its products.

In August 1996, the Company took possession of twenty-six vending machines which had been sold to its joint venture partner, the effect of which was fully reserved at June 30, 1996.

(NOTE M) - Other:

     In September 1996 the Chairman of the Board of Directors of the Company and certain other stockholders have contributed 2,000,000 shares of common stock back to the Company reducing the total number of shares of common stock issued and outstanding to 9,249,988.




















                                     (11)

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company has developed a proprietary turnkey system for the automated vending of hot meals. As a result of circumstances which the Company believes were beyond the control of the Predecessor Company, in October 1994, the Predecessor Company sought protection from creditors under Chapter 11 of the Bankruptcy Code. During the pendency of such proceedings, the Predecessor Company essentially ceased operations. The Predecessor Company emerged from bankruptcy in December 1995. In January, May, and July, 1996, the Company completed private placements of its securities which provided the Company with funds to resume limited operations. To date, the Company's operations have been limited to arranging distributorships for the Company's vending and food-dispensing machines and selling a limited number of the fully-robotic vending machines to such distributors from the Company's inventory for test marketing in their local markets.

Until January 1996, the Company, under its prior name, Health Management, Inc., was a publicly traded corporation not engaged in any business activity and with virtually no assets. In January 1996, the Company acquired the Predecessor Company and since such time has continued the operations of the Predecessor Company on a limited scale.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales increased by $344,787 to $563,382 for the nine months ended September 30, 1996, as compared to $218,595 for the nine months ended September 30, 1995. Net sales consisted of approximately $396,950 in vending machines sales, approximately $19,949 in machine parts sales, and approximately $146,483 in food product sales. Such increase was primarily attributable to an increased level of operations in general following the emergence of the Company from bankruptcy in December 1995. One domestic purchaser accounted for $48,451 in food product sales. Sales to one foreign distributor totaled $160,249 for pizza and sandwich vending machines, while sales to an additional international customer totaled $72,031 in pizza vending machines and $32,256 in food product sales.

Cost of goods sold increased by $337,174 to $516,031 for the nine months ended September 30, 1996, compared to $178,857 for the nine months ended September 30, 1995. Cost of goods sold as a percentage of net sales increased to 91.6% for the nine months ended September 30, 1996, as compared to 81.8% for the nine months ended September 30, 1995. The increase in cost of goods sold was primarily attributable to the increased net sales of the Company during the nine months ended September 30, 1996. The increase in cost of goods sold as a percentage of net sales was primarily attributable to higher costs of vending machine components sourced directly by the Company in small quantities.

Gross profit increased by $7,613, to $47,351 for the nine months ended September 30, 1996, as compared to $39,738 for the nine months ended September 30, 1995. Such increase was attributable to the aforementioned increase in net sales.

                                     (12)

General and administrative expenses increased by $1,837,819, to $2,213,342 for the nine months ended September 30, 1996, compared to $375,523 for the nine months ended September 30, 1995. Such increase was primarily attributable to the Company's recommencement of operations following its emergence from bankruptcy.

Selling expense increased by $423,761 to $488,468 for the nine months ended September 30, 1996, compared to $64,707 for the nine months ended September 30, 1995. Such increase was primarily attributable to the Company's recommencement of operations following its emergence from bankruptcy.

Loss from operations increased by $2,253,967, to $2,654,459, for the nine months ended September 30, 1996, compared to $400,492 for the nine months ended September 30, 1995. Such increase was primarily attributable to increased net sales offset by increased cost of goods sold, general and administrative expenses, and selling expenses.

Other income (expenses) decreased from $5,892,420 for the nine months ended September 30, 1995, to ($293,691) for the nine months ended September 30, 1996. Such other income (expenses) for the nine months ended September 30, 1995 was comprised of gain from the settlement of a lawsuit in the amount of $5,979,459, loss on abandonment and sale of property in the amount of ($91,228), interest income in the amount of $67,270, offset by interest expense in the amount of ($29,931), and reorganization expenses totaling ($33,150). Such other income (expenses) for the nine months ended September 30, 1996 was comprised of interest income in the amount of $38,007, offset by interest expense in the amount of ($331,698).

Dividends accrued on preferred stock issued in January, 1996 amount to $100,333 on September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales increased by $100,241, to $238,057 for the three months ended September 30, 1996, as compared to $137,816 for the three months ended September 30, 1995. Net sales consisted of approximately $168,359 in vending machine sales, approximately $8,939 in machine parts sales, and approximately $60,759 in food product sales. Such increase was primarily attributable to increased sales as well as to an increased level of operations in general following the emergence of the Company from bankruptcy in December 1995. One foreign purchaser accounted for $50,688 in food product sales. This customer also accounted for $147,289 in sales of both pizza and sandwich vending machines.

Cost of goods sold increased by $110,295, to $221,978 for the three months ended September 30, 1996, compared to $111,683 for the three months ended September 30, 1995. Cost of goods sold as a percentage of net sales increased to 93.2% for the three months ended September 30, 1996, as compared to 81% for the three months ended September 30, 1995. The increase in cost of goods sold was primarily attributable to the increased net sales of the Company during the three months ended September 30, 1996. The












                                     (13)
increase in cost of goods sold as a percentage of net sales was primarily attributable to higher costs of vending machine components sourced directly by the Company in small quantities.

Gross profit decreased by $10,054, to $16,079 for the three months ended September 30, 1996, as compared to $26,133 for the three months ended September 30, 1995. Such decrease was attributable to the aforementioned increase in cost of goods sold.

General and administrative expenses increased by $668,967, to $884,273 for the three months ended September 30, 1996, compared to $215,306 for the three months ended September 30, 1995. Such increase was primarily attributable to the Company's recommencement of operations following its emergence from bankruptcy.

Selling expense increased by $108,818, to $149,756 for the three months ended September 30, 1996, compared to $40,938 for the three months ended September 30, 1995. Such increase was primarily attributable to the Company's recommencement of operations following its emergence from bankruptcy.

Loss from operations increased by $787,839, to $1,017,950, for the three months ended September 30, 1996, compared to $230,111 for three months ended September 30, 1995. Such increase was primarily attributable to increased net sales offset by increased cost of goods sold, general and administrative expenses, and selling expenses.

Other income (expenses) decreased from $133,988 for the three months ended September 30, 1995, to ($319,108) for the three months ended September 30, 1996. Such other income (expenses) for the three months ended September 30, 1995 was comprised of a loss on the abandonment and sale of property in the amount of ($91,228), reorganization expenses totaling ($33,150), an adjustment to miscellaneous income of ($35,680), and interest income in the amount of $35,613, offset by interest expense in the amount of ($9,543). Such other income (expenses) for the three months ended September 30, 1996 was comprised of interest income in the amount of $181, offset by interest expense in the amount of ($319,289).

The Company does not expect to generate a profit from operations at least through the end of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash in operating activities during the nine months ended September 30, 1996 in the amount of $1,867,760.

As of September 30, 1996, the Company had working capital of approximately $2,018,450, compared with working capital of $137,010 on September 30, 1995.

In March 1996 and July 1996, the Company received an additional $200,000 and $77,000, respectively, net, as part of a settlement with a former supplier.
The remaining balance which was due in a single installment of $500,000 in June 1997, was received in October, 1996. Net proceeds, after payment to litigating attorneys for legal fees, amounted to $350,000.

During the nine months ending September 30, 1996, the Company raised net proceeds of approximately $3,045,000 in private placement offering of its preferred stock and $1,253,482 in a private placement offering of Senior Notes. Substantially all of these funds have been expended during the period to repay liabilities existing prior to the filing of the Company's petition for bankruptcy protection and to fund the Company's operations during this period.



                                     (14)

The Company has filed with the Securities and Exchange Commission, a registration statement relating to the proposed public sale of 1,500,000 shares of Series B 8% cumulative convertible redeemable preferred stock . If consumated, gross proceeds from this offering are expected to be $12,000,000. There can be no assurance that this offering will be completed.

During September 1996, the Company borrowed an aggregate of $140,000 from an individual to meet the Company's short term capital needs. Such principal amount accrues interest at the prime rate of interest plus one percent and is repayable on the earlier of the close of the Company's pending Public Offering or September 6, 1997. The notes are secured by the Company's assets.

Upon the closing of the Company's proposed Public Offering, the Company will be required to redeem the 70 shares of Series A 4% Cumulative Convertible Redeemable Preferred Stock issued in the January private placement offering for approximately $3,600,000, including accrued dividends of approximately $100,000, and to repay the Series A 10% Senior Notes of the Company issued in the May and July private placement offerings for approximately $1,547,000, including interest of approximately $72,000.

The Company may within the next two years, purchase a facility for use as a food processing plat it is currently leasing. The purchase price is estimated to be approximately $1,650,000. During the next two fiscal quarters the Company will be required to renovate the facility and buy equipment. Such costs are currently estimated to be approximately $750,000. The Company will also be required to pay out approximately $135,000 in prepetition amounts due by December 31, 1996.

As of November 13, 1996, the Company had limited cash resources. The Company will require additional capital to fund its operations, for working capital and to secure contract manufacturing of its vending machines. No assurance can be given that the Company will be able to obtain additional financing. In the event the Company is not able to raise funds on a timely basis the operations of the Company could be materially adversely affected.






















                                     (15)

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------------------
27.0                               Financial data schedule
















































                                      (16)

                                  SIGNATURES







     In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.






    DATED:   November 13, 1996     NOUVEAU INTERNATIONAL, INC.
                                   BY:  /S/ GARY W. BLACK, SR.
                                   -------------------------------------------
                                   Gary W. Black, Sr.
                                   Chief Executive Officer and Chief Financial
                                   Officer

























                                     (17)