Form 10KSB
period 2006-12-31
MY SCREEN MOBILE, INC.
filed 2008-01-04
CIK 776999

OMB APPROVAL
OMB Number: 3235-0420
UNITED STATES	Expires: April 30, 2009
SECURITIES AND EXCHANGE COMMISSION	Estimated average burden
Washington, D.C. 20549	hours per response . . . . . 1646

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2006 and December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________

Commission file number: 000-20675

MY SCREEN MOBILE INC. ( Formerly Known as Nouveau International Inc.)
(Name of small business issuer in its charter)

DELAWARE	23-2932617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Yorkville Ave, Suite 30,Toronto, ONT, Canada	M5R 1B9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	647-885-6470

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☐	No	☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☒	No	☐

State issuer’s revenues for its most recent fiscal year.	Zero

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on December 31, 2006 was approximately $184,524.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
N/A	Yes	☐	No	☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As at December 31, 2006 Nouveau had 369,047 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is  incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes	☐	No	☒

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
Formerly Nouveau  International Inc.

PART I
Item 1. Description of Business.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition and the ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, the customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

BACKGROUND

Nouveau International Inc. (the "Company") was organized in January 1996 in Delaware for the purpose of developing or acquiring the expertise to produce computer software to be compatible with mobile phone technology. From 1996 until 2006, the Company experienced a period of dormancy, during which several reorganizations were attempted, but never completed. In 2007, management was re-established with the purposes planned as described herein.

In 2007, the Company took its current name, and retained its current management to develop and/or acquire the expertise to produce computer software to enter the mobile phone advertising industry. The Company’s management believes that MyScreen Mobile is an innovative marketing and advertising tool within the mobile communication industry, establishing both a permission and incentive-based marketing model that allows mobile subscribers to be compensated for allowing targeted advertisements to appear on their cell phone or mobile device in the form of images, sms and video (where carrier technology permits) upon termination of any incoming or outgoing call.

BUSINESS OPERATIONS

MyScreen is a Delaware based US public company (MYSL) that enables direct incentive-based advertising for mobile phones. MyScreen subscribers get paid for advertisements that appear on their phone regardless if they are making or taking a phone call.

MyScreen Mobile offers its advertising clients static ads and SMS messages, but towards the end of this year, the ad’s will be upgraded to show dynamic screens (as a TV spot with sound, instead of a ring tone which remains optional).

MyScreen has developed a unique click banner technology as well. When the subscriber receives an advertisement with a call they have an option to click on the client’s screen and download the WAP site in order to make use of a special offer that is viewed on the phone. Advertisers place orders for a certain number of ads/SMS messages to be delivered to their desired target market in a desired category. Advertisers must bid on each category based on the PPAV (Price per Ad View). Categories are sold to the highest bidder similar to CPC (Cost per Click). The essence of MyScreen is utilizing the latest in networking technologies to enable advertisers to distribute focused messages directly to the intended recipient by way of their mobile phones.

MyScreen uses a combination of permission and incentive-based advertising to deliver its advertisements everywhere, more impactful than E-mail, more personal than TV commercials. By using the mobile phone as the medium, advertisers can target the message to a targeted audience like never before.

When initiating the service, the subscriber fills in a quick questionnaire which is stored in our database. It enables advertisers to communicate with the narrowest segment of the target audience (sex, age, region or income). The advertisers receive guaranteed reports on advertising through the operator billing-system and the control processing-center system of message delivery. The advertiser pays only for the completed contact that is fixed at the moment of message viewing. The subscriber has the option to opt-out of the service at anytime. Each subscriber can choose the maximum amounts of ads per day they wish to receive so as not to be overwhelmed by the service and to discourage fraudulent subscribers from benefiting from the program (call fraud).

Subscribers get compensated via our proprietary eWallet module. Subscribers can then choose to transfer their credits to numerous locations afterwards at their discretion.

What’s the main idea behind MyScreen Mobile?

•	Pay the subscriber for viewing the advertisement
•	Deliver advertising material at the termination of the call either incoming or outgoing
•	Give advertisers direct real time targeted methods of communicating messages to their audience.
•	Allow advertisers an open market to bid for user’s attention.

Item 1. Description of Business. - continued

Myscreen Mobile Business Model

MyScreen will attract subscribers through a viral Internet campaign. Management has in excess of 15 years experience in using television infomercials to acquire 500,000 paying subscribers for an online social network entity. MyScreen will attract a much broader based audience, those with a mobile phone. MyScreen will market via internet proliferation campaigns targeting millions of unique clients to recruit new subscribers.

New subscribers are offered cash incentives for viewing targeted ads (as per the user) on their mobile phones. Ads are sent to the mobile phone at the conclusion of an incoming and outgoing call. Users will be given the chance to specify the categories they wish to see in adverts on their phone. In addition each MyScreen subscriber will be paid up to 5 cents for each paid ad that is displayed on their phone up to a maximum of 20 calls per day. Additionally subscribers can earn additional funds by successfully referring friends into the MyScreen community. Each referral allows a subscriber to be paid up to 1/2¢ for all their friends’ ad views. Users can refer an unlimited amount of friends.

Advertisers will be allowed the ability to target users based on precise demographics of the ad viewer (age, income, sex, preference). Advertisers will be given the functionality to bid on target segments of the MyScreen user database (Gaming, Food, Cars…etc) so that those who wish to see advertisements on cars are seeing those precise ads.

MyScreen will provide advertisers with a standard advertising rate card to use the service, in the event that a category has no higher auction bidder then the standard rate card, the advertiser will have their ads displayed. Advertisers may elect not only the targeted demographic viewership but in addition may specify a geographic addition. This feature allows advertisers to have messages displayed only when targeted users are in geographic proximity to the advertiser’s chosen location.

MyScreen allows advertisers in real time to become the highest auction category winner to gain the attention of their specified target market immediately. Advertisers can have their campaigns approved and subsequently being displayed on subscriber’s cell phones within an hour of launching their campaign.

MyScreen’s model is to fix the base cost of what an eyeball costs to the advertising company while allowing market forces to dictate what a user’s eyeballs are worth, therein making a spread. MyScreen will make a minimum spread of the base rate card and up to 5 cents paid to the user, depending on local market rates.

In the event that market forces pay greater then rate card then MyScreen benefits from the entire jump in excess of the standard rate card.

Myscreen Agency

MyScreen’s proprietary online ad management system allows advertisers the ability to target users based on age, income, sex, phone, carrier and geographic location. Advertisers are capable of dictating the frequency they wish their ads to be displayed per user, per hour, per day or per region thus enabling full control in real time to each advertiser.

The advertiser is given a chance to bid upon the category their ad falls under, (i.e. Automotive, Gaming, Real Estate, Restaurant.). In addition, in each category advertisers will be allowed to target users based on their location or proximity to their location. These segments are all based on an auction format with a minimum rate card thus allowing market forces to dictate what a targeted users eyeballs are worth to a prospective advertisers.

The MyScreen Spread: MyScreen will guarantee a maximum of 5 cents per message viewed on a MyScreen’s mobile phone up to a maximum of 20 calls per day. MyScreen’s rate card commences at 10 cents and varies upward based on the category and the auction market takes hold from that point. Market forces will cause one category to have bids in excess of rate card based on their individual business plan or category.

Additional ad options
•	click to action will be charged for each click through.
•	ad’s that offer a coupon will be charged for each coupon stored.
•	click to call will be billed for each call placed.

The Myscreen User

The MyScreen agency will pay the user a maximum of $1/day (rate varies by country) based on 20 paid ad views. Additionally the subscriber can refer unlimited friends to the service and will be paid 1/2 cent on each paid per ad view their friends receive. Users are capable of earning even more if they elect to respond to real time surveys from polling firms. Rates the agency will pay each poll will range from 25 cents to 10 dollars depending on the poll.

Mobile Marketing

Marketing was one of the first areas where SMS was employed by businesses. Kelsey (an international research agency) estimates that the adoption of mobile phones should drive the value of wireless advertising and transactions from approximately $210 million in 2001 to nearly $17 billion over the next five years. Wireless offers a phenomenal opportunity for advertisers; they can deliver a message to someone at the exact moment they are positioned to buy. MyScreen takes this one giant leap forward by enabling advertisers to promote their products or services based on geographic proximity as well as demographic fit.

Mobile phones are an extremely personal means of communication, and handset screens are seen as nonpublic real estate. There is a high level of attention for any message that is received by the individual. This induces a higher than average response rate for a call to action because there are high attention levels to incoming messages.

Item 1. Description of Business. - continued

Mobile Marketing - continued

Mobile Marketing is personal and discreet, one message - one recipient. Advertisements are sent to individual mobile handsets where it is personally aimed at that specific individual, allowing for compelling one-to-one communications. Mobile advertising is different from other forms of mass media, in that it is direct and private.

To date, the most prolific method of mobile marketing is opt in SMS and banner advertising on a WAP site that appears if a user surfs the web on their phone. Growth rates in mobile marketing are reliant on the user’s willingness to surf WAP sites from their mobile phones (i.e. search). MyScreen eliminates the wait time for those events and places ads on the screen after the termination of a call, the most visible moment on the cell phone when eyes are focused exclusively on the screen.

MyScreen offers its advertising clients a high degree of control and customization over their campaigns as we constantly survey each subscriber and tailor advertisements to their preferences. Personalized mobile messages are delivered after searching through our database to find the ideal demographic, thereby increasing the relevance for the recipient, and in turn producing higher conversion rates.

The Global Opportunity

Mobile phones outnumber televisions 2 to 1 today and are estimated to grow to 3 to 1 by 2011 yet ad spending on mobile phones represents less than 1 % of global advertising budgets. On average consumers spend 14 hours per day with their mobile phones versus the average American household who watches 14 hours of TV per week.

Mobile marketing today is still in its infancy however there is a strong argument that over the next decade it could rival traditional formats of marketing. MyScreen is uniquely positioned to capture the mobile phone users’ attention for advertisers on each ring.

The Consumer

The mobile phone user pays for everything: they pay for talk time, data and the privilege of being marketed to. The industry Average Revenue Per User (ARPU) ranges from$15-$60 a month depending on the country of service. MyScreen aims to eliminate the mobile bill from the end user by transferring the cost of use to the advertiser. The value proposition that the consumer provides to the advertiser is worth more than the ARPU they generate and until now there was no method to transfer the power of the advertising vendors (Google, Newspapers, TV etc...) to the consumer.

MyScreen handles the transfer of power away from the advertising vendors. The consumer is able to define their interest and control the messages they wish to see. The advertiser benefits, because unlike conventional advertising where they pay for the advertising space regardless of its reach, MyScreen has guaranteed reach and the advertiser gets confirmation that the message has been delivered to each and every recipient from the selected demographic / sociographic group.

MyScreen enables targeted messaging to the consumer and guaranteed viewings versus estimations provided by Legacy media channels like Neilsons and other monitoring companies. Mobile advertising is anticipated as the next Internet gold rush; with over three billion mobile phones around the world, MyScreen has identified an opportunity in the market and developed a truly innovative concept for dynamic advertisements.

Target Markets and Strategy

Mobile marketing is clearly the new medium with over 217 million phones in circulation in the U.S. alone and over 3.3 Billion globally. Every phone in the world is capable of being a MyScreen subscriber. By the end of the decade there will be approximately 1 Billion more phones, for a total of 4.3 Billion phones – phones are growing faster than the human race. Currently, 80% of the phones are capable of downloading video, sending text messages and completing other data-enabled functions, this number will only increase in time as older phones are replaced with new 3G cellular handsets. The wireless industry has just begun to focus on the potential for marketing and is devising ways to attract more brands to the new medium. The objectives of mobile marketing campaigns are straightforward: increase brand awareness, generate a customer profile opt-in database, drive up attendance to events or visits to a store, improve customer loyalty and increase revenues.

Product Differentiation

The downfall of the current market
The real estate on a mobile phone is very small, which makes effective banner advertising very unlikely on a WAP browser. It requires users to want to surf the web via their mobile phones and then want to click on a banner on their phones.

Mobile users have been very conservative. The industry has found it very difficult to persuade customers to do anything other than use voice and send text. Browsing on the internet via a WAP browser and clicking on ads via the phone is a big step for customers to take. Although click through rates are higher on mobile banner ad’s, less than 10% of consumers use their mobile phone to browse the internet at all.100% of mobile users use their phone to make and/or receive calls

Competition

ThirdScreen Media, Screen Tonic, Ad Mob and Enpocket are the major players in the mobile advertising sector. Their method of ad delivery consists of launching a web browser on your mobile and seeing a banner ad across the top of the wap page, that ad is targeted to the web site you are visiting. The banner advertising market on mobile web sites has the attention of all the big players and is considered the standard. Less than 20% of mobile users surf the web on their phone.

Item 1. Description of Business. - continued

Competition - continued

Currently there are Companies that compete in this space and are owned by well funded internet Corporations.  Companies such as Third Screen Media, which was recently purchased by a division of AOL , are formidable competitors and the Company realizes it must execute on its business plan to overcome and compete with such companies.  The Company’s ability to compete will depend on several factors, including but not limited to, the level and intensity of competition, and the ability to develop new services based on new or evolving technology and the market’s acceptance of those services.  In addition, the Company must attract new financings in order to compete and function effectively and operate as a viable going concern.  There is no guarantee this will happen, and therefore an investment in the Company’s stock must be considered extremely speculative and risky.

Intellectual Property

A patent application for its My Screen Mobile technology has been filed with the Canadian and American Patent Office in addition to the World Intellectual Property Organization. This important milestone protects the Intellectual Property Rights of My Screen Mobile, and enables the company to operate and maintain its position as market innovator and leader in the mobile application space.

In addition to the patents filed and mentioned above the company owns the domains, Myscreenmobile.com and myscreen.com and has copyrights on all content on those sites and trademarks on the name MyScreen and MyScreen Mobile in both Canada and the USA.

Government Regulation

We do not believe that any government regulations impact our current operations, as they are minimal. (These include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire and safety departments.

Our Research and Development

We currently are conducting research and development activities and anticipate continuing conducting such activities.  We maintain programmers on a consulting basis to enhance the MSM platform. New features and services are constantly beinging developed by this team of programmers.

Employees

As of December 31, 2006, we did not have any employees. Since April 2007, Terrence Rodrigues has been serving as the sole Officer and Director of the Company.  The company has employed Envenia Networks to program and develop the MSM platform.

Factors That May Affect Future Results.

Risk Factors

The Common Stock is highly speculative and very risky.  We have described the material risks that we face below. This filing also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors

Investors should assume that if any of the following risks actually materialize, our business, financial condition or results of future operations could be materially and adversely affected.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

1.	Because of the speculative nature of the mobile advertising sector, there is substantial risk that our business will fail.

This type of advertising is relatively new to the market place and advertisers and consumers may not adopt and pay as much as we have forecasted.

2.	If we cannot compete successfully for financing and for qualified managerial and technical employees, our business will suffer.

Our competition includes large, established companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable because investors may choose to invest in our competitors instead of investing in us. We also compete with other mobile advertising companies in the recruitment and retention of qualified managerial and technical employees. Our success will be largely dependent on our ability to hire and retain highly qualified personnel. These individuals are in high demand and we may not be able to attract the personnel we need. We may not be able to afford the salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. If we are unable to successfully compete for financing or for qualified employees, programs would likely be slowed down or suspended.

Item 1. Description of Business. - continued

Risks Related To Our Company

3.	We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a development stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mobile advertising companies and the high risk of such enterprises, especially those with a limited operating history such as ours. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of the plan we have undertaken. These potential problems include, but are not limited to, unanticipated problems relating to development, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the development of the mobile advertising market may not result in profitable operations. No assurance can be given that we will ever operate on a profitable basis.

4.	If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the development of the mobile advertising network. We do not currently have any guaranteed arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

5.	Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made.  We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

6.	Our independent auditor has expressed doubts about our ability to continue as a going concern.

We are a development stage company and are devoting substantially all of our present efforts in establishing a new business and there have been no significant revenues.  These factors raise substantial doubt about our ability to continue as a going concern.  Management's plans regarding our ability to continue as a going concern are disclosed in our financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.	We do not have any employees and are not assured of being able to retain their service.

We have no employees.  Accordingly, we can provide no assurance that we will be able to retain their services.

Risks Related To Our Common Stock

8.	Our shares are "Penny Stocks" which are subject to certain restrictions that could adversely affect the liquidity of an investment in us.

Our shares are "penny stocks" within the definition of that term contained in Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, which imposes sales practices and disclosure requirements on certain broker-dealers who engage in certain transactions involving penny stocks.  These additional sales practices and disclosure requirements could impede the sale of our securities, including securities purchased herein, in the secondary market.  In addition, the liquidity for our securities may be adversely affected, with related adverse effects on the price of our securities.

9.
Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company, which could disrupt our operations and have a material adverse effect on our operations.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors. This could result in a disruption to the activities of our company, which could have a material adverse effect on our operations.

10.
We do not intend to pay dividends on any investment in the shares of stock of our company, so investors will only make a return on their investment if the price of our common stock increases, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may never receive a return on their investment in our company.

Item 2. Description of Property.

Property Held

As of the date specified in the following table, the Company held the following property:

Property	December 31, 2006	December 31, 2005
Cash	$0	$0
Property and Equipment, net	$0	$0

The company’s offices are located at 70 Yorkville Ave., Toronto, Ontario, Canada.  These offices are approximately 1,400 square feet in size, and have been leased at a cost of  approximately $50,330 per  year, for a term of 5 years, two months starting from September 1, 2007 to  October 31, 2012.  The Company does not maintain any other leases for office space and owns no real property.  The Company believes these facilities are adequate for its requirements.

Item 3. Legal Proceedings.

We are not a party to any pending litigation and none is contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 11, 2007, the Majority Stockholders approved an amendment to the Articles of Incorporation to affect a one for 100 reverse stock split of the Company’s common stock. The Board of Directors determined that by reducing the number of shares outstanding, the Company could better transact its business operations.  On May 11, 2007 in a special meeting, the Majority Shareholders approved an amendment to the Articles of Incorporation by a vote of 5,000,000 shares (or 55%) to effect a four for one forward split of the Company’s common stock. the Majority Shareholders  approved a name change of the corporation  on April 19, 2007from Nouveau International Inc. to My Screen Mobile Inc.  The Board of Directors determined a name change was needed to fully reflect the change in business.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

My Screen Mobile, Inc. common stock is traded in the over-the counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“ Pink Sheets Board”) and can be accessed on the Internet at www.pinksheets.com under the symbol MYSL.PK.

Trading on the Company’s Common Stock is extremely limited and sporadic.  Therefore, prices are not an accurate indication of the market value of the Company’s Common Stock.  The closing price of the Company’s Common Stock on the Pink Sheets Board was $1.55 per share on December 17th, 2007, the last date of reported trading activity.

Description Of Capital Stock

The Company’s authorized capital stock consists of 200,000,000 shares of $.001 par value common stock.

At December 31, 2006 and December 31, 2005 there were 369,047 shares of common stock of My Screen Mobile, Inc. outstanding

My Screen Mobile, Inc. has never paid dividends on any of its common stock shares and does not anticipate paying dividends at any time in the foreseeable future.

On March 11, 2007 the Company changed its capital structure with a reverse split of 100 to 1 of its common shares.  On May 11, 2007 the Company executed a forward stock split of all the outstanding common shares of the Company in the ratio of 4 for 1.

As of September 30, 2007, there were approximately 216 holders of the Company’s Common Stock, its only outstanding class of securities.

Recent sales of Unregistered Securities

The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

Equity Compensation Plans

The Company has no securities authorized for issuance under any equity compensation plans.

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities. - continued

Penny Stock Regulation

Shares of the Company’s common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of the Company’s common stock may have difficulty selling those shares because its common stock will probably be subject to the penny stock rules.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY THE COMPANY’S MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. THE COMPANY’S FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Critical Accounting Policy and Estimates.

The Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the years ended December 31, 2006 and December 31, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.- continued

Critical Accounting Policy and Estimates. - continued

MyScreen Mobile is entering the mobile advertising market with a revolutionary incentive and permission based ad model that allows mobile users to earn for allowing targeted ads to appear on their phone.  MyScreen Mobile connects the divide that exists between advertiser and customer in real time and with real incentives for both sides.  The Company’s management believes that using this system, advertisers will be able to bid in a pure auction model on each category of customer that they wish to target.  The highest bidder will get the most exposure guaranteed.

The Company’s management believes that MyScreen Mobile delivers the message uniquely and securely handing control to the Individual user and advertiser.  The Company’s management anticipates that the revolution of mobile advertising is set to begin and MyScreen Mobile will be positioned to succeed.

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2006 and 2005.

Liquidity and Capital Resources

The Company had no cash or other assets as of either December 31, 2006 or December 31, 2005, since the Company had been dormant since 1996.   The Company had $100,000 in accrued liabilities and total liabilities for both fiscal year end periods.  From 1996 until 2006, the Company experienced a period of dormancy, during which several reorganizations were attempted, but never completed. In 2007, management was re-established with the above purposes planned.

Management believes that without developing an ongoing source of revenue, the Company will not be able to sustain operations beyond the next twelve months. Although the Company has actively been pursuing new business operations, the Company cannot give assurance that the Company will succeed in this endeavor, or be able to enter into necessary agreements to pursue its business on terms favorable to it.    Should the Company be unable to generate additional revenues or raise additional capital, the Company could eventually be forced to cease business activities altogether.

Results of Operations for the Years Ended December 31, 2006 AND 2005

Income

The Company was dormant from 1996 through 2006. Therefore, the Company had no income during the years ended December 31, 2006 and 2005.  For the period from the Company’s inception on January 10, 1996 through December 31, 2006, the Company had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

General and Administrative Expenses

The Company had no general and administrative expenses for the year ended December 31, 2006 and for the fiscal year ended December 31, 2005 because the Company was dormant since 1996.  For the period from the Company’s inception on January 10, 1996 through December 2006, the Company had general, selling and administrative expenses of $3,133,508, less operating income of $38,007, resulting in net losses of $3,048,150.  The Company expects to incur operating expenses as the Company re-commences operations as discussed herein.

The Company’s Plan of Operation for the Next Twelve Months

Management believes that without developing an ongoing source of revenues, the Company will not be able to sustain operations beyond the next twelve months.  Although the Company is seeking to develop the business described herein, the Company cannot give assurance that the Company will succeed with those efforts.  Should the Company be unable to generate revenues or raise additional capital, the Company could be forced to cease business activities altogether.

During April 2007, the Company issued 3,999,000 shares of common stock for $100,000 to pay for liabilities it had incurred in 1996.

On April 21, 2007 the Company entered into a convertible debenture financing arrangement to raise up to $2,500,000 for the Company over the next two years. The convertible debenture matures in four years and has the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debenture may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at a conversion price of $1.50 per share. To date, the Company has raised $431,500 in Convertible debt financing.

Item 6. Management’s Discussion and Analysis or Plan of Operation. - continued

The Company’s Plan of Operation for the Next Twelve Months - continued

On September 7, 2007 the Company entered into a convertible promissory note financing agreement for $150,000. The convertible promissory note matures in 90 days and has an 8% interest rate. Interest is to be paid monthly, in arrears. The convertible promissory note may be converted at any time in whole or in part, at the option of the holder, into restricted common shares of the Company at a conversion price of $1.00 per share. On October 15, 2007 the note was converted into 150,000 restricted common shares.

On November 9, 2007 the Company sold 333,333 restricted common shares at $1.50 per share for gross proceeds of $500,000.

On November 9, 2007 the Company sold 150,000  restricted common shares at $1.00 per share for gross proceeds of $150,000.

As of this date, the Company is actively seeking to develop its business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that the Company will be able to successfully develop its business or that it would generate sufficient revenues to sustain its operations.  The Company anticipates that additional capital will likely have to come from issuing additional equity interest, which cannot occur without dramatically diluting the existing equity ownership of the Company’s existing Common stockholders.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7. Financial Statements.

NOUVEAU INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Report of Independent Registered Accounting Firm	F-1

Balance Sheets for Periods Ended December 31, 2006 and 2005	F-2

 Statement of Operations for the Periods Ended December 31, 2006 and 2005 and for the Period from Inception (January 10, 1996) to December 31, 2006 (Unaudited from January 10, 1996 to December 31, 2004)
F-3

Statement of Stockholders' Equity for the Period from Inception (January 10, 1996) to December 31, 2006 (Unaudited from January 10, 1996 through December 31, 2004)	F-4

 Statement of Cash Flows for the Periods Ended December 31, 2006 and 2005 and for the Period from Inception (January 10, 1996) to December 31, 2006 (Unaudited from January 10, 1996 to December 31, 2004)
F-5

Notes to Financial Statements	F-6

Madsen & Associates CPA's, Inc.
684 East Vine Street. #3
Murray, Utah 84107

To Stockholders
Nouveau International Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying balance sheets of Nouveau International Inc. (the Company), a Development Stage Company, as of December 31, 2006 and 2005 and the statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noveau International Inc., a Development Stage Company, as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to Continue as a going concern.  Management's plans in regard to these matters are described in Note 3 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Madsen & Associates CPA's, Inc.

/s/  Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
September 17, 2007

NOUVEAU INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2006 and 2005

ASSETS
	December 31	December 31
	2006	2005
	$	$

CURRENT ASSETS:
Cash	-	-
Accounts receivable	-	-
Other	-	-
	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued Liabilities	100,000	100,000

TOTAL CURRENT LIABILITIES	100,000	100,000

TOTAL LIABILITIES	100,000	100,000

STOCKHOLDERS' DEFICIT

Common stock: $.001 par value;
200,000,000 shares authorized;
369,047 shares issued and outstanding	369	369
Additional paid-in capital	2,947,781	2,947,781
Deficit accumulated during development stage	(3,048,150)	(3,048,150)

TOTAL STOCKHOLDERS' DEFICIT	(100,000)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

NOUVEAU INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
			(Unaudited from January 10, 1996
			through December 31, 2004)
	FOR THE YEAR ENDED,		FOR THE PERIOD FROM
	Dec. 31	Dec. 31	JANUARY 10, 1996 (INCEPTION)
	2006	2005	TO DECEMBER 31, 2006
	$	$	$

REVENUE
Net sales	-	-	563,382
Cost of goods sold	-	-	516,031
	-	-	47,351

EXPENSES
General, selling and administrative expenses	-	-	3,133,508
Other operating expenses( income )	-	-	(38,007)
	-	-	3,095,501
Income before income taxes	-	-	(3,048,150)

Provision for income taxes	-	-	-

Income after income taxes	-	-	(3,048,150)

NET LOSS PER COMMON SHARE -
- BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	369,047	369,047

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

NOUVEAU INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 10, 1996 (INCEPTION) TO DECEMBER 31, 2006
(Unaudited from January 10, 1996 through December 31, 2004)

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit
Balance January 12, 1996
(Date of Inception)	-	$-	$-	$-	$-
Issuance of common stock
from inception (Jan. 10, 1996) to
December 31, 1996	369,047	369	2,947,781		2,948,150
Net loss from operations
December 31, 1996				$(3,048,150)	(3,048,150)
Net loss from operations
December 31, 1997
Net loss from operations					-
December 31, 1998
Net loss from operations					-
December 31, 1999
Net loss from operations
December 31, 2000					-
Net loss from operations
December 31, 2001
Net loss from operations					-
December 31, 2002
Net loss from operations
December 31, 2003					-
Net loss from operations
December 31, 2004
Net loss from operations					-
December 31, 2005
Net loss from operations
December 31, 2006				-	-

Balance December 31, 2006	369,047	$369	$2,947,781	$(3,048,150)	$(100,000)

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

NOUVEAU INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			(Unaudited from January 10, 1996
			through December 31, 2004)
	FOR THE YEAR ENDING,		FOR THE PERIOD FROM
	Dec. 31	Dec. 31	JANUARY 10, 1996 (INCEPTION)
	2006	2005	TO DECEMBER 31, 2006
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	-	-	(3,048,150)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	-	-	28,770
Depreciation and amortization	-	-	95,379
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses and other assets	-	-	7,666
(Decrease) Increases in accounts payable and accrued expenses:	-	-
Prepetition			(59,032)
Postpetition			714,252
Decrease in settlement receivable			362,694
(Decrease) in fees payable	-	-	(75,000)
Net cash (used in) provided by operating activities	-	-	(1,967,760)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Loans made to stockholders			(100,000)
Purchase of property and equipment	-	-	(172,401)
Net cash (used in) provided by investing activities	-	-	(391,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of preferred stock	-	-	3,500,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash (used in) provided by financing activities	-	-	2,358,784

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS:
- beginning of period	-	-	-

CASH AND CASH EQUIVALENTS:
- end of period	-	-	-

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	-	-	10,668

Income taxes paid	-	-	-

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

NOUVEAU INTERNATIONAL, INC.
(A DEVELOPEMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Nouveau International Inc. (the "Company") is organized for the purpose of developing or acquiring the expertise to produce computer software to be compatible with mobile phone technology. From 1996 until 2006, the Company experienced a period of dormancy, during which several reorganizations were attempted, but never completed. In 2007, management was re-established with the above purposes planned.

The Company is a Development Stage Company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Delaware on January 10, 1996.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Nouveau considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.  At December 31, 2006, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued liabilities.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when goods are shipped.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Historical cost balances are remeasured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

NOUVEAU INTERNATIONAL, INC.
(A DEVELOPEMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

At December 31, 2006, the Company had issued and outstanding 369,047 common shares, and had no outstanding options or warrants.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) was effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations because since inception the Company has not entered into any share-based transactions.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At December 31, 2006, the Company had accumulated losses of $3,048,150 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOUVEAU INTERNATIONAL, INC.
(A DEVELOPEMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 – ACCRUED LIABILITIES

The Company had amounts payable to an individual for services provided during 1996. This amount was paid in April 2007 through the issuance of common stock of the Company.

NOTE 5 – SUBSEQUENT EVENTS

On March 11, 2007, the Company executed a reverse stock split in the ratio of 1 for 100 for all issued and outstanding common stock of the Company. Common share amounts in the financial statements have been adjusted back to inception for this stock split.

During April 2007, the Company issued 3,999,000 shares of common stock for $100,000 to pay for liabilities it had incurred in 1996.

On April 19, 2007, the Company filed a Certificate of Amendment with the state of Delaware and changed its legal name to My Screen Mobile, Inc.

On April 21, 2007 the Company entered into a convertible debenture financing arrangement to raise up to $2.5 million for the Company over the next two years. The convertible debenture matures in four years and has the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debenture may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at a conversion price of $1.50 per share.

On May 11, 2007, the Company executed a forward stock split of all the outstanding common shares of the Company in the ratio of 4 for 1. Common share amounts in the financial statements have been adjusted back to inception for this stock split.

On May 23, 2007, the Company issued 35,000,000 restricted common shares for $1 million. Also, on May 23 and May 29, 2007, the Company issued an additional 44,600,000 restricted common shares to retain management and to develop/acquire the expertise to produce computer software to enter the mobile phone advertising industry. These shares were valued at $.001.

On July 23, 2007, the Company issued 20,000 restricted common shares at $2.83 per share for legal services.

On August 24, 2007, the Company issued 250,000 restricted common shares valued at $687,500, for management and financial consulting services.

On September 7, 2007 the Company entered into a convertible promissory note financing agreement for $150,000. The convertible promissory note matures in 90 days and has an 8% interest rate. Interest is to be paid monthly, in arrears. The convertible promissory note may be converted at any time in whole or in part, at the option of the holder, into restricted common shares of the Company at a conversion price of $1.00 per share.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with the accountants regarding accounting principles or reporting required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, the date of this annual report.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

Item 8B. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On April 21, 2007 the Company entered into a convertible debenture financing arrangement to raise up to $2.5 million for the Company over the next two years. The convertible debenture matures in four years and has the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debenture may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at a conversion price of $1.50 per share.

Item 2.01 Completion of Acquisition or Disposition of Assets

On May 23 and May 29, 2007, the Company issued 44,600,000 restricted common shares to retain management and to develop/acquire the expertise to produce computer software to enter the mobile phone advertising industry. These shares were valued at $.001 per share.

Item 3.02 Unregistered Sales of Equity Securities

During April 2007, the Company issued 3,999,000 shares of common stock for $100,000 to pay for liabilities it had incurred in 1996.

On May 23, 2007, the Company issued 35,000,000 restricted common shares for $1,000,000.

On July 23, 2007, the Company issued 20,000 restricted common shares at $2.83 per share for legal services.

On August 24, 2007, the Company issued 250,000 restricted common shares valued at $687,500, for management and financial consulting services.

On October 15, 2007 the Company converted its $150,000 Convertible Promissory Note into 150,000 restricted common shares.

On November 9, 2007 the Company sold 333,333 restricted common shares at $1.50 per share for gross proceeds of $500,000.

On November 9, 2007 the Company sold 150,000 restricted common shares at $1.00 per share for gross proceeds of $150,000.

Item 8B. Other Information. - continued

Item 5.01 Changes in Control of Registrant

On May 23, 2007, the Company issued 35,000,000 restricted common shares for $1,000,000 in financing equity capital.

In May 2007, the Company issued a total of 44,600,000 restricted common shares to in order to retain management and to develop/acquire the expertise to produce computer software to enter the mobile phone advertising industry.

Item 5.02 Election of Directors; Appointment of Certain Officers

In April 2007, Terrence Rodrigues was appointed as the Company’s sole officer and director. There are currently no compensatory arrangements with Mr. Roderigues.

Terrence Rodrigues, Director, Interim President

Prior to his position as president of MyScreen Mobile, Terrence Rodrigues gained extensive expertise in real estate financing and management with companies such as Lehndorff Property Management and Royal Le Page. Mr. Rodrigues served as controller, treasurer and held a variety of financial positions within Lehndorff and Royal Le Page. While at Lehndorff, Mr. Rodrigues helped start a financial services Company, Chancellor Trust. While at Royal Le Page Mr. Rodrigues was the controller/accounting manager, managing assets in excess of $200 million.

Leaving Royal Le Page in 2001 Mr. Rodrigues started his own consulting/ accounting business. . In 2005 Mr. Rodrigues was elected to be a director of PSiGate Merchant Services and Products, a publicly traded Canadian venture company.

Mr. Rodrigues received his Bachelor of Commerce degree from the University of Toronto, thereafter articling at Clarkson Gordon (later known as Ernest and Young) he became a Chartered Accountant.

Item 5.03 Amendments to Articles of Incorporation or Bylaws

On April 19, 2007, the Company filed a Certificate of Amendment with the state of Delaware and changed its legal name to My Screen Mobile, Inc.

Item 8.01 Other Events

On March 11, 2007, the Company executed a reverse stock split in the ratio of 1 for 100 for all issued and outstanding common stock of the Company. Common share amounts in the financial statements have been adjusted back to inception for this stock split.

On May 11, 2007, the Company executed a forward stock split of all the outstanding common shares of the Company in the ratio of 4 for 1. Common share amounts in the financial statements have been adjusted back to inception for this stock split.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Since April 2007 the Company’s sole Director and Executive Officer has been:

Name	Age	Position
Terrence Rodrigues	52	President, Director CEO

Terrence Rodrigues is currently serving as President and CEO for the Company.  Mr. Rodrigues is a Chartered Accountant helping to re-structure and set up the Company in its present business dealings.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of the Company’s officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Audit Committee and Financial Expert

Because the Company’s Board of Director currently consists of only one member and the Company does not have the resources to expand its management at this time, the Company does not have an audit committee, nor does the Company have a financial expert on its Board of Directors as that term is defined by Item 401(e) 2.  The Company’s Board of Directors is performing the functions of the audit committee until an audit committee is established.

 Section 16(A) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Securities Act of 1934 requires the Company’s directors, executive officers, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2006, that none of the Company’s executive officers, directors, or greater than 10% stockholders complied with any applicable filing requirements.

Code of Ethics

The Company has not adopted a Code of Ethics.   When the Company adopts a Code of Ethics, it will be made available upon written request.

Item 10. Executive Compensation.

The Company was dormant during the fiscal years ended December 31, 2006 and 2005, and the Company paid no compensation to nor did the Company employ any officers in 2006 or 2005.

Compensation of Directors

The Company’s current director receives no extra compensation for his service on its board of directors.

Employment Contracts

The Company does not currently have any employment contracts in place.

Long-Term Incentive Plans

The Company does not have any agreements or plans in which the Company provides any type of retirement, pension, or similar benefits for its directors or executive officers. The Company does not have any type of material bonus or profit sharing plans pursuant to which the Company has agreed to pay any cash or non-cash compensation to its directors or executive officers.

Stock Option / SAR Grants

The Company did not grant any stock options to its named executive officers during fiscal 2006.  The Company does not have any outstanding stock appreciation rights.

Option Exercises and Fiscal Year-End Option Value Table

The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 2006 and unexercised options held as of the end of fiscal 2006.

Item 10. Executive Compensation. - continued

Option Exercises and Fiscal Year-End Option Value Table - continued

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Terrence Rodrigues	0	0	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2006 and 2005 information with respect to beneficial ownership of the Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock is:

Name	Number of Shares Beneficially Owned	Percent of Total
Terrence Rodrigues President and Director	0	0.0%
Gary W. Black Sr.	89,425	24.2%
Glengarry Family Investment LP	50,000	13.5%
Pirates Associates	44,000	11.9%

Officers and Directors as a Group	0	0.0%

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of the Company’s common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company’s common stock indicated as beneficially owned by them.

Changes in Control

The Company’s management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

The Company does not have any compensation plans under which any equity securities are authorized for issuance.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

With regard to any future related party transactions, the Company plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence

Members of the Company’s Board of Directors are not independent as that term is defined by defined in Rule 4200(a) (15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits.

31.1	Section 302 Certification Annual Report on Form 10-KSB
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Item 14. Principal Accountant Fees and Services.

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Madsen and Associates as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Madsen and Associates for 2006 and 2005 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the Company’s annual financial statements for 2006 and 2005 totaled $6,000 for services related to both years.

Audit-Related Fees

There were no other fees billed by Madsen and Associates during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees  to be billed during the last two fiscal years for professional services rendered for tax compliance for 2006 and 2005 will be  $600  and $600 respectively.

All Other Fees

There were no other fees billed by Madsen and Associates during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Screen Mobile, Inc.

Date: December 20, 2007	By:	/s/ Terrence Rodrigues
Name: Terrence Rodrigues
Title: President, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

My Screen Mobile, Inc.

Date: December 20, 2007	By:	/s/ Terrence Rodrigues
Name: Terrence Rodrigues
Title: President, CEO