Form 10KSB
period 2007-12-31
MY SCREEN MOBILE, INC.
filed 2008-12-31
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
         (Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number [000-20675]

My Screen Mobile, Inc.

(Name of small business issuer in its charter)

Delaware	23-2932617
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 70 Yorkville Ave, Suite 300, Toronto, Ontario, Canada  M5R 1B9

(Address of principal executive offices)

866-936-8333

(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The Company’s revenues for the year ended December 31, 2007 were $[NIL].

As of December 15, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $1.25 per share was $43,994,546.

The number of shares of the registrant's common stock outstanding as of December 15, 2008, was 131,695,637.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
Formerly Nouveau  International Inc.

PART I.

ITEM 1.  DESCRIPTION OF THE BUSINESS

BACKGROUND

My Screen Mobile, Inc., a Delaware corporation, was incorporated in the State of Delaware on January 10, 1996, under the name Nouveau Health Management, Inc.  On January 16, 1996, we entered into a Merger Agreement with Health Management, Inc., a Florida corporation, in which Health Management, Inc. was merged with and into us.  In connection with our merger with Health Management, Inc., we changed our name to Nouveau International, Inc.  On January 17, 1996, we entered into an Agreement and Plan of Merger with Nouveau International, Inc., a Pennsylvania corporation, and Nouveau Acquisition Corp., a Delaware corporation and our wholly owned subsidiary, pursuant to which Nouveau Acquisition Corp. was merged with and into Nouveau International, Inc., which became our wholly owned subsidiary.  On March 31, 1998, we ceased all of our operations and remained dormant until September 27, 2006, when we filed a Certificate of Renewal of Charter with the Delaware Secretary of State.

On April 4, 2007, we acquired the technology that forms the basis of our current business from its inventor in exchange for 10,000,000 shares of our common stock, and on April 19, 2007, we changed our name to My Screen Mobile, Inc.

GENERAL

Our technology is an application for direct permission and incentive-based advertising to mobile telephones, which we expect to launch for commercial use in the end of 2009.  It allows mobile operators to deliver rich, compelling and highly targeted communications, including advertisements, to their subscribers at the end of each telephone call or upon sending a text message and rewards mobile subscribers for receiving and viewing such communications.  Using our subscriber opt-in technology, mobile operators can direct communications and advertisements to subscribers who opt in, based on each subscriber’s individual preferences.  We believe that the combination of permission and incentive-based advertising will result in an intimate and contextual advertisement message having a greater impact than other forms of advertising such as email, television or radio.  Our technology is also simple to deploy, modify and use, and provides advertisers with rich reporting and sophisticated account management.

PRODUCTS

Our advertising solution allows mobile operators to deliver highly targeted communications, including advertisements, to mobile telephones and other mobile devices.  We can deliver rich, full-screen image based advertisements to mobile devices that employ certain operating systems with which our image display technology is currently compatible, such as Windows Mobile, Symbian, Palm, RIM, and Android, which are optimized for those handset.  We can also deliver the advertisements in SMS Text format to users having devices that do not operate on compatible operating systems.

We have developed a unique click-through banner technology, which will allow subscribers to respond to an advertiser with one click of a “hot-key” on their telephone.  The one-click may result in, for example, a visit to the advertiser’s website for special promotions, or direct connection to an advertiser’s local or toll-free hotline to hear about exciting offers.

We also have a proprietary online advertisement management system enabling advertisers to target categories of users grouped according to one or more common demographics, including, but not limited to, age, income, gender, marital status, device brand and model, carrier, geographic location and lifestyle preferences.  Through the easy-to-use management system, advertisers will be able to control, in real time, the frequency and intervals of the display of advertisements for each category of subscribers, and the immediacy of advertisement delivery to their mobile device.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

Our application can be downloaded to a user’s mobile handset wirelessly, from our website, or through a mobile operator’s website.  It can also be pre-embedded on the mobile device at the time of purchase, or pre-embedded on the mobile operator’s SIM cards.

Subscribers

To subscribe to the service, users will be required to provide basic demographic information such as their age, gender, and marital status, their mobile telephone number, details specific to their mobile handset, contact information, and their lifestyle category preferences.  Each subscriber can choose the maximum number of advertisements per day her or she desires to receive so as not to be overwhelmed by the service, and may opt-in and out of the service at anytime.

Subscribers will be rewarded for each advertisement he or she views on their mobile telephone, through reward points or other financial incentives.  We have developed a proprietary eWallet module, into which all rewards will be tracked, deposited and/or stored, and which subscribers will be able to redeem to receive their incentives.  We are also in the process of developing technology that will enable subscribers to transfer earned rewards to third-party loyalty cards, prepaid credit cards or gift cards, or donate the rewards to a charity.

Advertisers

We will capture subscriber data that enables us to direct communications to a highly targeted audience, based on each subscriber’s individual preferences.  Advertisers will determine the number of subscribers within a specified demographic category that they wish to target with advertisements, the daily frequency each recipient will receive the advertisement, and the total number of advertisements to be delivered to the recipients within a specific time period.

We have also developed an additional sales model which includes an auction format in which advertisers bid on the right to deliver advertisements to categories of subscribers, which are based on subscriber demographics.  The system will set a minimum base rate for each category of subscriber, and the advertiser that bids the highest price per advertisement view, which must not be lower than the minimum base rate, will win the auction.  The minimum base rates shall be set to result in our receipt of profit for each advertisement that is viewed.  In the event, an auction results in the sale of a category at a price higher than the minimum base rate, we would receive the excess profit.

Our advertisers will pay only for advertisements delivered to the subscriber’s device and viewed by the subscriber.  We will provide our advertisers with a host of customizable reports that will include statistics and data related to advertisements delivered to subscribers, such as the delivery times, the times advertisements are viewed, coupon advertisements saved for later use, and any interaction the subscriber may engage in while pressing  a “hot-key”(link to website, phone number, etc).

 PRODUCT DEVELOPMENT

During 2007, we spent $2,307,077 on programming and development activities, and between January 1, 2008, and November 30, 2008, we spent $1,587,907 on programming and development activities.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

INDUSTRY OVERVIEW

Mobile Marketing

According to the Cellular Telecommunications Industry Association (CTIA), as of June 2008 there were over 262.7 million mobile telephones in circulation in the United States alone, and it is anticipated that there will be over 3.3 billion mobile telephones in use globally by the end of 2008.  It is expected that this number will rise to approx. 5.6 billion by 2013 (Worldwide Cellular User Forecasts, 2008-2013). The wireless industry has recently begun to focus on the potential of mobile marketing and is exploring ways to help generate additional revenue, increase average revenue per use, and reduce churn.

Industry sources estimate that the value of wireless advertising and transactions worldwide will be between $9.6 billion (Shosteck Group) and $19 billion (ABI Research) by 2010.  Wireless offers a unique opportunity for advertisers.  As the technology evolves it is expected that an advertiser will be able to deliver a message to their targeted recipient close to the moment of intent, or when they are positioned to buy.

MARKETING

Target Markets and Strategy

We have made the strategic determination to partner with mobile operators and other third parties, to develop markets globally.  We believe that the strength of recognized brands, and the ability to provide access to large numbers of subscribers and advertisers, provides the fastest way to grow our customer base.  We have entered into an Exclusive Territory Agreement with Orascom Telecom Holdings, S.A.E. and Weather Investments, S.P.A., an international telecommunications provider, to promote and deliver our services within Algeria, Bangladesh, Canada, Egypt, Greece, Italy, North Korea, Pakistan, Tunisia and Zimbabwe.  We have also entered into a joint venture agreement with respect to distribution of our technology in Israel, and are currently negotiating agreements in connection with other countries.

We believe our technology will attract a broad based audience across a multitude of demographic profiles. In general, we intend to attract subscribers through viral Internet marketing campaigns, public relations and media campaigns.  We also intend to leverage our mobile operator partners through joint marketing campaigns.  Our management has extensive experience effectively using direct marketing, television, and print mediums to acquire paying subscribers.  Our specific strategy for each territory, however, may vary based on their specific market conditions.

Product Differentiation

Mobile advertising is different from other forms of mass media marketing, in that it is direct and private and can utilize the unique attributes of mobile devices to create a truly engaging advertising experience.  Mobile telephones are an extremely personal means of communication, and handset screens are seen as non-public real estate. There is a high level of attention paid to messages that are received by the individual, since the device is deemed so personal to the owner. We believe that this will induce a higher than average response rate for a call to action, than other forms of advertising.

In addition, the real estate on a mobile telephone is very small, which we believe makes banner advertising likely ineffective on a WAP browser.  Users are generally more interested in the content they are searching and may deem banner advertisements intrusive to their search query.  In addition, banner advertisements can only be directed to mobile telephone users who surf the web on their mobile telephones, however, less than 20% of consumers use their mobile telephone to browse the internet.  Mobile users have been very conservative. The industry has found it very difficult to persuade customers to do anything other than use voice and send text. Browsing on the internet through a WAP browser and clicking on advertisements via the mobile device is a big step for users to take.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

COMPETITION

Third Screen Media, Screen Tonic, Ad Mob and Enpocket are some of our significant competitors. Their method of advertisement delivery consists of launching a web browser on a mobile handset which displays a banner advertisement across the top of the page, which is targeted to the web site being visited.  Although we believe our products have certain advantages over the products currently offered by our competitors, the mobile advertising industry is very competitive.  Many of our competitors, such as Third Screen Media, which was recently purchased by a division of AOL, have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than us.  They can also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

INTELLECTUAL PROPERTY

We have filed patent applications for our technology with the United States Patent and Trademark Office, the Canadian Intellectual Property Office and the World Intellectual Property Organization.

On August 26, 2008 we filed an application to register the name “MyScreen” with the Canadian Intellectual Property Office.  On or about November 28, 2008, we filed an application to register the name “GEOLOC” with the United States Patent & Trademark Office.

We own the following domain names, and have copyrights on the content on all of the websites operating under those domain names:   myscreen.com, myscreenmobile.com, myscreen.bz, myscreen.com.mx, myscreen.sh, myscreen.uk.com, myscreen.uy.com, , myscreen.kids.us, myscreen.ws, myscreen.la, myscreen.me, myscreen.br.com, myscreen.de.com, myscreen.eu.com, myscreen.in, myscreen.jp, myscreenblue.com, myscreenbluu.com, myscreenenabled.com, myscreenenabled.net, myscreenmobile.net, myscreenmobile.biz, myscreenmobile.in, myscreen.com.pk, myscreen.net.pk, myscreen.org.pk and myscreen.pk.

The mobile advertising market is characterized by the existence of a large number of patents, trademarks and copyrights, as well as litigation based on allegations of patent infringement, copyright infringement and other violations of intellectual property rights.  The protection of our intellectual property rights, including, our proprietary technology and trade secrets are important to our future success.  Although we have filed for patents and trademarks to protect our intellectual property, to prevent misappropriation of our technology and to deter independent third-party development of similar technologies, there is no assurance that these steps will be adequate.  Our technology and products may not be able to sustain third party claims or rights against their use.  We expect that participants in our markets will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, divert management’s attention from administering our core business, cause service delays or require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements might not be available on terms acceptable to us or at all.  As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

EMPLOYEES

As of December 15, 2008, we had 12 full-time employees, including 3 in product development, 1 in sales, 2 in administration, 1 in investor relations, 2 in business development, 2 in creative design, and 1 system support employee.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

GOVERNMENT REGULATION

 Like many companies, we are subject to existing and potential government regulation. While there are numerous laws and regulations applicable to the mobile telecommunication and advertising industries in general, there are few laws or regulations specifically applicable to the mobile advertising businesses.  Accordingly, the application of existing laws to mobile advertising is unclear in many instances.

Compliance with federal, state, local and foreign laws relating to the mobile telecommunications and advertising industries may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally.  We may be unable to determine if and when any specific legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways. We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs.

RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-KSB and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Our limited operating history makes evaluation of our business difficult.

We acquired our current mobile technology in April 2007, and have not yet commercially deployed our technology.  We, therefore, have limited historical financial data related to our current business, upon which to base planned operating expenses or forecast accurately our future operating results. Our limited operating history will make it difficult for investors to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We expect that our anticipated future growth may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

We have undergone, and anticipate that significant expansion of our present operations will be required to capitalize on potential growth in market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We expect to add a significant number of additional key personnel in the future, including key managerial and technical employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

Our executive officers and certain key personnel are critical to our success, and the loss of these officers and key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel, and our ability to retain and motivate our officers and key employees. The loss of the services of one or more of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

The market for mobile advertising services is in the early stages of development, and if the market for our services does not develop as we anticipate, it will have a material adverse effect on our business, prospects, financial condition and results of operations.

            Mobile marketing and advertising, in general, are in the early stages of development. Our future revenue and profits are substantially dependent upon the widespread acceptance, growth, and use of mobile telephony an effective advertising medium.  Most advertisers have generally relied upon more traditional forms of media advertising and have no, or only limited, experience advertising on mobile telephones. Mobile marketing is still in an early stage of development and may not be accepted by consumers for many reasons. If consumers reject our services, or opt-in mobile advertising in general, the commercial utility of our technology and services may not develop as we anticipate.

We will rely on our advertiser network partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We will rely on our advertiser network partners to provide us with access to their advertisers so that we can deploy their advertisements to customers in order to generate revenue when a consumer views an advertisement.   Our success depends, in part, on the maintenance and growth of our advertiser network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

We may experience downward pressure on our advertising revenues if advertisers do not obtain a competitive return on investment, which could have a material and adverse effect on our financial results.

We may experience downward pressure on our future advertising revenues if advertisers do not obtain a favorable return on investment from our mobile advertising in comparison to traditional advertising or mobile advertising offered by competitors.  Our technology employs certain filtering processes with respect to the quality and demographics of the consumer traffic to which our advertisers’ messages will be targeted, including, having our customers complete a registration on which they identify their lifestyle preferences and other demographic information.  In addition, we will limit the number of paid advertisements each consumer may receive per day, to, among other things, decrease the risk that consumers will become inundated with too many advertisements, thereby reducing the effectiveness of each advertisement.  There is a risk that a certain number of advertisements will be directed to consumers deemed to be less valuable by our advertisers.  This may adversely effect the return on investment of our advertisers, harm our relationships with our advertisers and slow down the growth of, or prevent us from growing, our advertiser base, which would adversely affect our revenues.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

We will depend on mobile telecommunication providers to attract a significant percentage of our customers, and if our relationship with them deteriorates or terminates, we may be unable to attract customers, which would adversely affect our business and results of operations.

To succeed, we must attract and retain a large number of customers on a cost-effective basis. We will rely on a variety of methods to attract customers, namely by partnering with telecommunications providers to promote our services to their customers. As a result, we expect that many of our customers will be generated through our telecommunication provider partners. If we are unable to grow our base of telecommunications provider partners or maintain relationships with our existing partners, or our partners do not adequately promote our services, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.  In addition, if our network of telecommunication providers does not grow and does not improve over time, advertisers may reduce or terminate their business with us, which would have an adverse effect on our revenue and results of operations.

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position.

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business, technology, and transactional processes associated with our mobile advertising technology.  We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights.  Although we have filed for patent protection over aspects of our technology, much of our proprietary information may not be patentable. We cannot assure you that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection.  Although we have filed to obtain trademarks over certain of the marks we use in our business, we cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology and/or services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent or trademark infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.  We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions.

Any patent litigation or interference proceedings could negatively impact our business by diverting resources and management attention away from other aspects of our business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

In addition, a successful claim of patent or trademark infringement against us and our failure or inability to obtain a license for the infringed or similar technology or trademark on reasonable terms, or at all, could have a material adverse effect on our business.  Also, an adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages if we willfully infringe, and, also, could put our patent applications at risk of not being issued.

Government and legal regulations may damage our business.

Because the mobile advertising business is in its infancy, we are not currently subject to direct regulation by any government agency, other than regulations generally applicable to the mobile telecommunications, marketing and advertising industries.  The mobile telecommunications industry in general is subject to regulation by the Federal Communications Commission and other foreign, federal, state and local agencies.  Existing or future laws and regulations may inhibit our ability to expand our business and introduce new products and services, or may restrict the use of our services or the features we offer.  In addition, changes to the existing regulatory framework could adversely affect our business plans.

The mobile telecommunications, marketing and advertising industries face uncertainty related to future government regulation through the application of new or existing federal, state and international laws. Due to the rapid growth and widespread use of mobile telephones, legislatures at the international, federal and state level have enacted and may continue to enact various laws and regulations relating to the mobile telecommunications industry.

Laws and regulations may be adopted in the future that directly govern mobile advertising.  The adoption of laws or regulations relating to the placement of advertisements, defamation or taxation may inhibit the growth in use of mobile advertising, which in turn, could decrease the demand for our technology and services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

 In addition, foreign governments may pass laws which could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy and Data Protection Directives. Any costs incurred in addressing foreign laws could negatively affect the viability of our business.

We may incur liabilities for the activities of our advertisers, distribution partners and other users of our services, which could adversely affect our business.

In obtaining advertisements, we may rely on the content and information provided to us by our advertisers or advertiser network partners on behalf of their individual advertisers. We may not investigate the individual business activities of these advertisers other than the information provided to us, or analyze the legality of, or verify the accuracy or content of advertisements. We may not successfully avoid liability for unlawful activities carried out by our advertisers and other users of our services.

Our potential liability for unlawful activities of our advertisers and other users of our services could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain partner relationships. For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. We may be required to indemnify these distribution partners against liabilities or losses resulting from the content of the advertisements we deliver or resulting from third-party intellectual property infringement claims. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

We face competition from internet and traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

Although we believe our products have certain advantages over the products currently offered by our competitors, the mobile advertising industry is very competitive.  Many of our competitors, such as Third Screen Media, which was recently purchased by a division of AOL, have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than us.  They can also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.  If we are unable to successfully compete in our markets, our operating results will be adversely effected.

In addition, we face competition from companies that offer internet advertising and traditional media advertising opportunities. Most large advertisers have set advertising budgets.  Since our industry is so new, there may not be any funds available in advertising budgets for mobile advertising. We expect that large advertisers will continue to focus most of their advertising efforts on internet and traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

If we are not able to respond to the rapid technological change characteristic of our industry, our products and services may cease to be competitive.

The mobile telecommunications industry is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide new and competitive products and services. If we are unable to ensure that our users, advertisers, and distribution partners have a high-quality experience with our services, then they may become dissatisfied and stop using our products and services. Accordingly, our future success will depend, in part, upon our ability to develop and offer competitive products and services. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

•	Fire, floods and other natural disasters;
•	network failure;
•	hardware failure;
•	software failure;
•	power loss;
•	telecommunications failures;
•	break-ins;
•	terrorism, war or sabotage;
•	computer viruses;
•	penetration of our network by unauthorized computer users and “hackers” and other similar events;
•	other unanticipated problems.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Although we maintain property insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

We rely on third party technology and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely on third party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by merchants could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions. If there was a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our advertisers and potential advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

Providing our products to customers outside the United States exposes us to risks inherent in international business.

We expect to offer our service outside of the United States and we intend to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

•	localization of our products, including translation into foreign languages and associated expenses;
•	laws and business practices favoring local competitors;
•	compliance with multiple, conflicting and changing governmental laws and regulations;
•	foreign currency fluctuations;
•	different pricing environments; and
•	regional economic and political conditions.

The above factors could have an adverse impact on our business and results of operations.

We will need additional funding to meet our obligations and to pursue our business strategy. Additional funding may not be available to us and our financial condition could therefore be adversely affected.

We will require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.

ITEM 1.  DESCRIPTION OF THE BUSINESS - continued

The market price of our common stock has been and may continue to be volatile.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our products to achieve or maintain market acceptance;
•	changes in market valuations of similar companies;
•	success of competitive products;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States, foreign countries or both;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

In addition, if the market for technology or mobile telecommunications stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on an investment in our common stock will depend on appreciation in the price of our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

We lease approximately 2,650 square feet of office space at 70 Yorkville Ave., Toronto, Ontario, Canada.  Our rent is approximately $108,372 per year.  The term of our leased commenced on July 15, 2008, and terminates on July 14, 2010.  We do not maintain any other leases for office space and own no real property.  We believe that these facilities are adequate for our current requirements.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 11, 2007, a majority of our stockholders approved an amendment to the Articles of Incorporation to affect a 1 for 100 reverse stock split of our common stock.  On May 11, 2007 in a special meeting, a majority of our shareholders approved an amendment to the Articles of Incorporation to effect a 4 for 1 forward split of our common stock and approved an amendment to change our name from Nouveau International Inc. to “My Screen Mobile Inc.”.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the over-the counter market, and quoted on the National Association of Securities Dealers Inter-dealer Quotation System under the symbol “MYSL.PK”.

The table below sets forth the reported high and low bid prices for the periods indicated.

	High	Low
FY 2007
Fourth Quarter	$3.12	$1.20
Third Quarter	$3.00	$2.18
Second Quarter	$5.00	$2.45
First Quarter	NA	NA

FY 2006
Fourth Quarter	NA	NA
Third Quarter	NA	NA
Second Quarter	NA	NA
First Quarter	NA	NA

The information in the table above has been gathered from Yahoo Finance.  The above quotations may not represent actual transactions.

As of December 31, 2007, there were approximately 193 holders of record  of Common Stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding the Company’s Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

The Company has never paid a dividend on its common stock.  It is the Company’s present policy to retain all earnings to provide funds for the future growth of the Company.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES - continued

Recent Sales of Unregistered Securities

On April 4, 2007, we issued 15,996,000 shares of common stock (as calculated to reflect the 4 for 1 forward stock split effected on May 11, 2007), to various creditors in exchange for the cancellation of $100,000 in debts we owed to such creditors.

On April 9, 2007, we issued an aggregate of 32,000,004 shares of common stock (as calculated to reflect the 4 for 1 forward stock split effected on May 11, 2007), to three consultants in exchange for services provided.  Between April 13, 2007, and April 15, 2007, we terminated and rescinded each of the consulting agreements and the related stock grants.

On May 9, 2007, August 24, 2007, and August 31, 2007, we issued a consultant convertible Debentures in the principle amounts of, CDN$200,000, CDN$50,000 and CDN$200,000 respectively, each of which were convertible into common stock at a conversion price of $1.50 per share.  The Debentures were issued as compensation for prior services provided by the consultant.  On March 31, 2008, the consultant converted all three debentures into an aggregate on 287,666 shares of common stock.

On May 23, 2007, we issued 35,000,000 shares of common stock to one entity in exchange for $1,000,000.

On May 29, 2007, we issued an aggregate of 44,600,000 shares of common stock to six entities in exchange for prior consulting services provided to us by such entities.

On July 23, 2007, we issued 20,000 shares of common stock to a non-U.S. person in exchange for prior services provided to us.

On August 24, 2007, we issued 250,000 shares of common stock to an entity in exchange for prior consulting services provided to us by such entity.

On September 7, 2007, we issued a $150,000 convertible debenture, convertible into shares of common stock at $1.00 per share.  We issued the debenture together with a warrant to purchase 150,000 shares of common stock exercisable at $1.00 per share.  On October 15, 2007, the debenture was fully converted into 150,000 shares of common stock.

On October 31, 2007, in exchange for a purchase price of $500,000, we issued one entity 333,333 shares of common stock, along with a warrant to purchase 333,333 shares of common stock at an exercise price of $1.00 per share.

On December 10, 2007, in exchange for a purchase price of $150,000, we issued 150,000 shares of common stock, along with a warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share.

The total number of Common shares outstanding as at December 31, 2007 was 106,868,193.

All of the securities listed above were issued to non-U.S. residents under an exemption from registration provided by Rule 903 of Regulation S under the Securities Act Rules.  We made no directed selling efforts of these securities within the United States.  Each purchaser of the securities certified that they were not U.S. persons, were not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year.
Issuer Purchases Of  Equity Securities

The Company did not repurchase any shares during the fiscal year ended December 31, 2007.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES - continued

Equity Compensation Plan Information

As of the end of the fiscal period ending December 31, 2007, we had no compensation plans under which equity securities were authorized for issuance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.  See “Special Note Regarding Forward-Looking Statements”.  The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing.

Overview

My Screen Mobile, Inc., a Delaware corporation, was incorporated in the State of Delaware on January 10, 1996, under the name Nouveau Health Management, Inc.  On January 16, 1996, we entered into a Merger Agreement with Health Management, Inc., a Florida corporation, in which Health Management, Inc. was merged with and into us.  In connection with our merger with Health Management, Inc., we changed our name to Nouveau International, Inc.  On January 17, 1996, we entered into an Agreement and Plan of Merger with Nouveau International, Inc., a Pennsylvania corporation, and Nouveau Acquisition Corp., a Delaware corporation and our wholly owned subsidiary, pursuant to which Nouveau Acquisition Corp. was merged with and into Nouveau International, Inc., which became our wholly owned subsidiary.  On March 31, 1998, we ceased all of our operations and remained dormant until September 27, 2006, when we filed a Certificate of Renewal of Charter with the Delaware Secretary of State.

On April 4, 2007 we acquired the technology that forms the basis of our current business from its inventors, and on April 19, 2007, we changed our name to My Screen Mobile, Inc.

Our technology is an application for direct incentive-based advertising to mobile telephones that allows mobile subscribers to be compensated for viewing targeted advertisements that is viewed on their mobile telephones or other mobile devices in the form of images.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION - continued

Critical Accounting Policies and Estimates

The Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the years ended December 31, 2007 and December 31, 2006.

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2007 and 2006.

Liquidity and Capital Resources

The Company had no cash as of December 31, 2006 or prior since the Company had been dormant since 1996.   In 2007 the Company purchased $130,181 in Property & equipment and recorded $34,881 in Depreciation. Total assets, including $244 in Cash at December 31, 2007 was $ 95,545. The Company had $431,500 in debentures that were convertible into common shares, $149,373 in advances due to a related party and $293,085 in accrued liabilities at December 31, 2007. The Accrued liabilities consist of accrued programming expenses of $280,913, and accrued interest of $12,172. Total Liabilities as at December 31, 2007 was $873,958 The Company had $100,000 in accrued liabilities at December 31, 2006.

During fiscal 2008, the Company issued 12,500,000 shares of its common stock along with 20,000,000 stock purchase warrants for $10,000,000 in cash. Management believes that even with this financing, that without obtaining additional financing and developing an ongoing source of revenue, the Company will not be able to complete the development of its software and launch successfully. Although the Company has actively been pursuing new business operations, the Company cannot give assurance that the Company will succeed in this endeavor, or be able to enter into necessary agreements to pursue its business on terms favorable to it. Should the Company be unable to generate additional revenues or raise additional capital, the Company could eventually be forced to cease business activities altogether.

Results of Operations for the Years Ended December 31, 2007 and 2006 and for the period from inception (January 10, 1996) to December 31, 2007

Income

The Company was dormant from 1996 through 2006.  In 2007 the company developed  its software application and gathered interest from parties to deploy our software. The Company had no income during the years ended December 31, 2007 and 2006.  For the period from the Company’s inception on January 10, 1996 through December 31, 2007, the Company had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

The Company had no expenses for the year ended December 31, 2006 because the Company was dormant since 1996. During the year ended December 31, 2007, the Company incurred $4,557,496 in expenses that were primarily related to Programming $2,307,077 and Consulting $1,979,221.  Programming payments were all made to third party service providers and were expensed as incurred. Included in Programming is $2,305,025in payments made to one of its shareholder’s company. Consulting expense includes $1,187,554 relating to the fair value of warrants issued to consultants for services provided.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION - continued

For the period from the Company’s inception on January 10, 1996 through December 2007, the Company had total expenses of $7,652,997, less gross profit of $47,351, resulting in net operating losses of $7,605,646.

The Company incurred $472,486 in Interest expense relating to its debt financing. $460,315 of this expense was a result of the beneficial conversion included in our convertible debenture agreements. We were required to fully amortize the debt discount as the debenture was fully convertible on date of issuance per EITF 98-5.Accrued interest  on the debt totaled $12,172.

The Impairment loss of $10,000 results from the full write off of the value ascribed to the shares issued in return for the patents and trademarks assigned to the Company. Due to the going concern noted by our auditors, the Company determined the long term carrying value of the asset could not be supported and recorded the Impairment loss.

The net loss for 2007 was $5,039,982 and since inception, the net loss was $8,088,132.

The Company’s Plan of Operation for the Next Twelve Months

On December 31, 2007 the Company had $244 in Cash and $873,958 in Current Liabilities and was unable to satisfy either its short term or long term cash requirements. The Company estimated it would need to raise at least an additional $5,000,000 in capital in 2008 in order to continue developing its business. The Company budgeted to invest an additional $2,000,000 in software development. In 2008, the Company went through a very thorough request for proposal process to identify a software development firm that could migrate our systems to be accepted by mobile phone operators around the world. The Company budgeted to hire approximately 10 full time staff at a cost of $1,100,000 and budgeted to invest $250,000 in property and equipment during the year, The Company also planned to attend a number of industry trade shows and budgeted $250,000 for travel, entertainment and advertising.

The Company is continuing to have discussions with a number of mobile phone carriers and was pleased to announce Globalive Communications intent to launch mobile advertising services in Canada using the MyScreen application. The Company  also spent a significant amount of time in 2008 identifying advertising firms to partner with  and  announced a partnership with Zimmerman Advertising to help build the MyScreen Brand internationally.

As of the date of this report, the Company is continuing to develop its business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that the Company will be able to successfully develop its business or that it would generate sufficient revenues to sustain its operations.  The Company anticipates that additional capital will likely have to come from licensing fees or from issuing additional equity interests in 2009, which cannot occur without dramatically diluting the existing equity ownership of the Company’s existing Common stockholders. The Company is continuing its efforts to raise additional capital from both of these sources.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Working Capital

Under the Securities Purchase Agreement dated May 15, 2008, between the Company and Orascom Telecom Holdings, S.A.E. the Company agreed to set aside $3,000,000 of the $10,000,000 raised in a separate bank account pursuant to an Escrow Agreement, which  must be used by the Company to fund certain technical expenditures.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION - continued

Contractual Obligations and Other Commercial Commitments

The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments.

	Payments Due During Fiscal Years Ending December 31,
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations:
Convertible debt obligations	431,500
Unrecorded Contractual Obligations:
Purchase obligations	NIL

Convertible debentures mature four years from the date of issuance and all have the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debentures may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at conversion prices ranging from $1.00 to $1.63. Subsequent to December 31, 2007, all debentures were converted into common stock of the Company at their respective conversion prices and as such, there are no future payments due.

Warrants

As of December 15,2008, the Company has warrants outstanding to purchase an aggregate of 25,434,697shares of common stock of the Company, 20,000,000 of which are exercisable at $2.00 per share, and the balance of which are exercisable at $1.00 per share.  The warrants expire between October 2011 and May 2012.  For the twelve months ended December 31, 2007, no warrants were exercised.

Common stock

On March 11, 2007, the Company’s Board of Directors approved a 1 for 100 stock reverse split. Additionally, on May 11, 2007, the Company’s Board of Directors approved a 4 for 1 forward stock split. On April 4, 2007, the Company issued 15,996,000 shares of common stock to various creditors for the $100,000 liability that was accrued at December 31, 2006. On May 23, 2007, the Company issued 35,000,000 shares of its common stock for cash of $1,000,000. During the year ended December 31, 2007, the Company issued 45,353,333 shares of its common stock for services provided to the Company. The total number of Common shares outstanding as at December 31, 2007 was 106,868,193.

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.  Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION - continued

All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations), contain forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risk and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive prices pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, and general economic, financial and business conditions.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are included with this report commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

ITEM 8A.  CONTROLS AND PROCEDURES - continued

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management was made aware of certain errors in the Company’s consolidated financial statements. Such errors are deemed by management to have occurred due to material weaknesses in the Company’s controls and procedures. Accordingly, based on our assessment we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act. The Company’s President and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of the Company’s disclosure controls and the timeliness of its regulatory filings  and believe that the Company’s disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report. As stated previously, the Company was dormant from 1996 until April 2007. The Company will take steps to remediate these material weaknesses, including either engaging an outside consulting firm or hiring qualified staff with the requisite expertise to assist with certain complex accounting of the Company’s convertible securities and to ensure more timely reporting.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses with the exception of the need for obtaining and implementing controls around complex accounting transactions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION

None.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name	Age	Position	Current Position Held Since

Terrence Rodrigues	53	Director, President, Chief Executive Officer & Secretary	2007
Raghunath Kilambi	43	Director, Chief Financial Officer	2008
James Bailey	43	Director	2008
Gino Porco	41	Chairman, Advisory Board	2008

Terrence Rodrigues, has served as our President, Treasurer and Director since April 2007.  Previously, Mr. Rodrigues gained extensive expertise in real estate financing and management with companies such as Lehndorff Property Management and Royal Le Page. Mr. Rodrigues served as controller, treasurer and held a variety of financial positions within Lehndorff and Royal Le Page. While at Lehndorff, Mr. Rodrigues helped start a financial services Company, Chancellor Trust. While at Royal Le Page Mr. Rodrigues was the controller/accounting manager, managing assets in excess of $200 million.

Leaving Royal Le Page in 2001 Mr. Rodrigues started his own consulting/ accounting business.  Mr. Rodrigues was previously a director of PSiGate Merchant Services and Products (2004-2007), a publicly traded Canadian venture company, and American Associates Group Inc. (2005-2007) an OTC Pink Sheet Company.

Mr. Rodrigues received his Bachelor of Commerce degree from the University of Toronto, thereafter articling at Clarkson Gordon (later known as Ernest and Young) he became a Chartered Accountant.

Raghunath Kilambi is currently serving as our Chief Financial Officer and as a Director, positions he has held since June 2008.

Between May 2003 and March 2008, Mr. Kilambi served as Chief Executive Officer, and a Director of Swiss Medica, Inc.  Previously, Mr. Kilambi served as a general partner of merchant banking firm focused on technology and health care between 2001 and 2003.

Between 1998 and 2000, Mr. Kilambi was CFO and Director of a California- based application service provider that had a peak Nasdaq market capitalization of $2 billion. In addition, Mr. Kilambi was the principal of a technology investment banking group from 1993 to 1998 and worked in senior financial roles at a consumer food company from 1990 to 1993. Mr. Kilambi began his career with Touche Ross & Co. (now Deloitte and Touche) and holds the Canadian Chartered Accountant professional designation.  Mr. Kilambi earned  a  Bachelor of Commerce in Finance and Accounting and a Graduate Diploma in Public Accounting from McGill University in Montreal, Canada.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

James Bailey is currently serving as a Director, a position he has held since June 2008.  Mr. Bailey has 15 years of experience in telecommunications, media and technology, most of this gained internationally in the United Kingdom, Europe, the Middle East and Africa. He began his career with a global satellite provider before moving into fixed line telecommunications and cable television. He spent two years as Director of Mergers and Acquisitions with an Application Service Provider in Canada before moving to Europe in 2002 where he was the Chief Financial Officer of Telecel International, a subsidiary of Orascom Telecom Holdings SAE, an international mobile operator working in GSM and WiMAX.

Mr. Bailey returned to Canada in July 2007 where he is currently President of a private consulting company providing advice in financial and strategic planning, M&A and fund-raising to companies in a range of sectors including TMT.

Gino Porco is currently serving as our Chairman of our Advisory Board, a position he has held since April 2008. Mr. Porco has overseen the development of the company's technology initiatives from planning stage through development and performance testing. Mr. Porco has supervised multiple development teams working on both network development and infrastructure and device applications and technologies, driving the various core offerings of the company.  Since 2002, Mr. Porco has been President of Envenia Networks, which designs and implements best-of-breed, carrier-class voice networking solutions.  Mr. Porco has consulted on various telecommunication projects, lending expertise to the development of Sky Voice, Digital World, Power Telephone, Carrier and Compu-call communication, as well as various internet projects since its rise to prominence in the late 1990’s.

Directors’ Remuneration

During 2007, the Company did not pay any remuneration to its directors for serving on our Board of Directors.

Audit Committee

Our Audit Committee was established in November 2008, and therefore, did not hold any meetings during fiscal year 2007.  On a going forward basis, our Audit Committee will  recommend the selection of independent public accountants, review the scope of approach to audit work, meet with and review the activities  of the Company's internal accountants and the independent public accountants, make recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and review all Form 10-KSB Annual and 10-QSB interim reports.

The Audit Committee currently consists of James Bailey and is an "Audit Committee" for the purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The Audit Committee has one "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, James Bailey, is "independent" as that term is defined in the rules of the NASDAQ stock market.  In addition, our board of directors has determined that James Bailey is financially sophisticated as defined by the SEC rules and our audit committee charter.  Mr. Bailey has extensive experience reading, analyzing, and preparing GAAP financial statements and SEC reports and filings.

Code of Ethics and Standards of Conduct

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors, officers, and employees (including our principal executive officers, principal financial officer and principal accounting officer).  The Code of Ethics and Standards of Conduct is available on our website and may be found at www.myscreen.com and has been filed as an exhibit to this Form 10-KSB.  In the event that we amend or waive any of the provisions of the Code of Ethics and Standards of Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, we intend to disclose the same on the Company website and will disclose the same by filing a Form 8-K with the Securities and Exchange Commission.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

Section 16(a) Beneficial Ownership Reporting Compliance

We are aware of the following individual directors, officers or beneficial owners of more than ten percent of the Company’s Common Stock that, during the fiscal year 2007 or for the fiscal year 2007, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

On April 4, 2007, we entered into an Asset Purchase Agreement with Gino Porco, pursuant to which we acquired our current technology, and agreed to issue Mr. Porco 10,000,000 shares of our common stock, which at the time constituted, and currently constitutes, more than 5% of our outstanding common stock.  The shares were valued at $0.001 per share, for a transaction value of $10,000.  On May 29, 2007, we issued 9,312,500 shares of common stock to each of Vroom Vroom Group, Inc., and PAP Capital, Inc., in exchange for consulting services.  The shares were valued at $0.001 per share, and therefore, each of those transactions had a value of $9,312.50. Gino Porco was and is the sole shareholder, officer and director of both PAP Capital, Inc., and Vroom Vroom Group, Inc., and is therefore, deemed to beneficially own all shares held of record by both of those entities. Gino Porco, Vroom Vroom Group, Inc., PAP Capital, Inc. did not file a Form 3 reporting such issuance or a Form 5 following the close of our fiscal year end.

On May 23, 2007, Trans Stahl Ltd. was issued 35,000,000 shares of our common stock, which, at the time of issuance constituted, and currently constitutes, over 10% of our common stock.  Trans Stahl Ltd. did not file a Form 3 reporting such issuance or a Form 5 following the close of our fiscal year end.

On May 29, 2007, NAC Investments, Inc. was issued 18,625,000 shares of our common stock, which, at the time of issuance constituted, and currently constitutes, over 10% of our common stock.  NAC Investments, Inc. did not file a Form 3 reporting such issuance or a Form 5 following the close of our fiscal year end.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

We were dormant during the fiscal years ended December 31, 2006 and 2005, and did not pay any compensation to any named officers or directors in 2007.

In April 2007 we issued Terrence Rodrigues, who was our sole director and officer, 10,004,000 shares of common stock (as calculated on a post 4 for 1 forward stock split ), in exchange for services to be provided under a Consulting Agreement.  We, however, mutually terminated and rescinded the Consulting Agreement on April 13, 2007, and cancelled the share issuance.

Stock Option Grants in the past fiscal year

We did not grant any stock options in the past fiscal year.

Employment Agreements

We had no employment agreements with any officers or other employees that were effective prior to December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 1, 2008, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each named executive officer and/or director, and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Owned
Principal Stockholders

Trans Stahl Ltd 71 Vasileos Georgiou Street803 Le Bois Apts., PolamosYermasoyas, Limassol Cyprus	35,100,000	26.7%

NAC Investments Inc. 28 Cedarbant Cr. Don Mills, ON, M3B 3A4 Canada	18,625,000	14.1%

PAP Capital, Inc. (1) 81 Chartwell Rd. Toronto,ON. M8Z 4G8 Canada	9,312,500	7.1%

Vroom Vroom Group, Inc.(1) 81 Chartwell Rd. Toronto,ON. M8Z 4G8 Canada	9,312,500	7.1%

Gino Porco (1)(3) 81 Chartwell Rd. Toronto,ON. M8Z 4G8 Canada	32,941,667	25.0%

Orascom Telecom Holdings, S.A.E. (2) 2005A Nile City Towers South Tower, Cornish El Nile Ramlet Beaulac, Cairo Egypt 11221	32,500,000	21.4%

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS - continued

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Owned
Named Executive Officers

Terrence Rodrigues (4) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	83,333	0%

James Wicks c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 300 Toronto, Ontario, Canada, M5R 1B9	0	0%

Raghu Kilambi (5) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 300 Toronto, Ontario, Canada, M5R 1B9	166,667	0%

Directors
	83,333	0%
Terrence Rodrigues (4) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	166,667	0%

Raghunath Kilambi (5) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9
	83,333	0%
James Bailey (4) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9
	0	0%
James Wicks c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9
All Directors and Officers as a Group (6) (4 Persons)	333,333	0.25%

(1)  Mr. Porco is the sole shareholder, officer and director of PAP Capital, Inc., and is therefore, deemed to beneficially own 9,312,500 shares held of record by PAP Capital, Inc.   In addition, Mr. Porco is the sole shareholder, officer and director of Vroom Vroom Group, Inc., and is therefore, deemed to beneficially own 9,312,500 shares held of record by Vroom Vroom Group, Inc.  He is also the sole shareholder, officer and director of LBS Ventures, Inc., and is therefore, deemed to beneficially own 4,000,000 shares held of record by LBS Ventures, Inc.     Mr. Porco disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

(2)  Includes 12,500,000 shares of common stock, and a warrant to purchase 20,000,000 shares of common stock for an exercise price of $2.00 per share, which is exercisable within 60 days of the date of this filing.

(3)  Includes options to purchase 166,667 shares of common stock which are exercisable within 60 days of the date of this filing, which options were granted to Mr. Porco on December 4, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS - continued

(4)  All represent options to purchase shares of common stock which are exercisable within 60 days of the date of this filing, which options were granted on December 4, 2008.

(5)  Includes options to purchase 166,667 shares of common stock which are exercisable within 60 days of the date of this filing, which options were granted to Mr. Kilambi on December 4, 2008.

(6)  Includes options to purchase 333,333 shares of common stock which are exercisable within 60 days of the date of this filing, which options were granted on December 4, 2008

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2007 we issued Terrence Rodrigues, who was our sole director and officer, 2,501,000 shares of common stock in exchange for services to be provided under a Consulting Agreement.  We, however, mutually terminated and rescinded the Consulting Agreement on April 13, 2007, and cancelled the share issuance.  During the period January 1, 2008 and December 15, 2008 Mr. Rodrigues was paid $11,466 in his capacity as a Director.

On May 27, 2008, we entered into an Exclusive Territory Agreement with Orascom Telecom Holdings, S.A.E. and Weather Investments, S.P.A., under which we granted Orascom, Weather and their subsidiaries, the exclusive right to promote and deliver our services within Algeria, Bangledesh, Canada, Egypt, Greece, Italy, North Korea, Pakistan, Tunisia and Zimbabwe.  We have the right to terminate the exclusivity with respect to Bangladesh, Canada, North Korea, Tunisia or Zimbabwe, if Orascom does not launch our service within such country by certain mutually agreed upon dates.  In addition, if after the effective date of the Agreement, Orascom, Weather or any of their subsidiaries launches telecommunications service in a new country, Orascom, Weather and such subsidiaries, shall have the option to be the exclusive provider of our service in such country, subject to any rights related to the provision of our services in such countries, which we grant prior to the exercise of the option.  We entered into the Exclusive Territory Agreement as a condition to the Securities Purchase Agreement dated May 15, 2008, between us and Weather Investments, S.P.A., pursuant to which in exchange for $10,000,000, we sold Weather Investments, S.P.A., 12,500,000 shares of common stock along with a Warrant to purchase 20,000,000 shares of our common stock which at the time constituted 10% of our outstanding common stock. The Company had no prior business dealings with Weather or Orascom prior to May 15, 2008.

On April 4, 2007, we entered into an Asset Purchase Agreement with Gino Porco, pursuant to which we acquired our current technology, and agreed to issue Mr. Porco 10,000,000 shares of our common stock, which at the time constituted, and currently constitutes, more than 5% of our outstanding common stock.  The shares were valued at $0.001 per share, for a transaction value of $10,000. .  On or about April 4, 2007, and in connection with entering into the Asset Purchase Agreement with Mr. Porco, we entered into a Development Agreement with Envenia Networks, Inc., pursuant to which Envenia Networks, Inc., agreed to provide development services related to the technology we acquired from Mr. Porco.  Under the terms of the Development Agreement, we paid Envenia, CAN$3,197,755.00, between April 2007 and May 2008.  Mr. Porco was and is the sole shareholder, officer and director of Envenia Networks, Inc., and is therefore, deemed to beneficially own all shares held of record held by that entity.

On May 29, 2007, we issued 9,312,500 shares of common stock to each of Vroom Vroom Group, Inc., and PAP Capital, Inc., in exchange for consulting services.  The shares were valued at $0.001 per share, and therefore, each of those transactions had a value of $9,312.50.   Gino Porco the holder of over 5% of our outstanding common stock, was and is the sole shareholder, officer and director of both PAP Capital, Inc., and Vroom Vroom Group, Inc., and is therefore, deemed to beneficially own all shares held of record by both of those entities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS - continued

On January 1, 2008, we entered into an Employment Agreement with Gino Porco, the holder of over 5% of our outstanding common stock, pursuant to which Mr. Porco serves as Chairman of our Advisory Board.  The Employment Agreement has an initial term of two years, and automatically renews for additional successive one year terms, unless either party provides the other with notice of termination sixty days prior to the end of the initial term or the applicable renewal term.  We agreed to compensate Mr. Porco through the issuance of 25,000 shares of our common stock each month.  On or about June 13, 2008, we issued Mr. Porco 150,000 shares of common stock as compensation for January 2008 through June 2008.  The shares were valued at $ 1.367 per share, for an aggregate value of $ 205,050.

On July 1, 2008, we executed an Amendment to the Employment Agreement which changed the compensation from the issuance to Mr. Porco of 25,000 shares per month, to the payment to Mr. Porco of $25,000 per month, and have been paying Mr. Porco $25,000 per month since such date.

On November 10, 2008, we entered into an Asset Purchase Agreement with LBS Ventures, Inc., pursuant to which we acquired certain technology related to our mobile advertising technology, in exchange for 4,000,000 shares of common stock.  The shares were valued at $1.01per share, and therefore, this transaction had a value of $4,040,000. Mr.  Porco was and is the sole shareholder, officer and director of LBS Ventures, Inc., and is therefore, deemed to beneficially own all shares held of record held by that entity.

On June 11, 2008, we issued Trans Stahl Ltd., 100,000 shares of common stock in exchange for consulting services.  The shares were valued at $1.95 per share, and therefore, this transaction had a value of $195,000.  At the time of issuance Trans Stahl Ltd., was the owner of more than 5% of our outstanding common stock.

On May 28, 2008, the Company paid each of Raghunath Kilambi and James Bailey a due diligence fee of $50,000 as compensation for services they performed in connection with the closing of the $10,000,000 stock purchase transaction we entered into with Orascom Telecom Holdings, S.A.E. and Weather Investments, S.P.A.  Messrs. Kilambi and Bailey have served as directors since June 1, 2008

During the period July 1, 2008 to December 15, 2008 Mr. Raghunath Kilambi, a director and our Chief Financial Officer, was paid $120,000 in his capacity as Chief Financial Officer, In addition Mr. Kilambi was paid $13,500 for consulting services provided to the company in June 2008.

During the period July 1, 2008 to December 15, 2008 Mr. James Bailey, a director was paid $25,000 in his capacity as a director.

On December 4, 2008, our Board approved the issuance to Messrs. Bailey and Rodriguez, two of our directors, of options to purchase 500,000 shares of common stock.  On December 4, 2008, our Board also approved the issuance to each of Mr. Raghunath Kilambi, a director, and Gino Porco, the holder of more than 5% of our outstanding common stock, of options to purchase 1,000,000 shares of common stock.  All of the options approved on December 4, 2008, have an exercise price of $1.00 per share, which was the closing trading price of the common stock on that date, and vest in 6 equal semiannual installments, with the first installment vesting on December 31, 2008.

MYSCREEN MOBILE, INC.(FORMERLY NOUVEAU INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Report of Independent Registered Accounting Firm	F-1

Balance Sheets for Periods Ended December 31, 2007 and 2006	F-2

 Statement of Operations for the Periods Ended December 31, 2007 and 2006 and for the Period from Inception (January 10, 1996) to December 31, 2007 (Unaudited from January 10, 1996 to December 31, 2004)
F-3

Statement of Stockholders' Equity for the Period from Inception (January 10, 1996) to December 31, 2007 (Unaudited from January 10, 1996 through December 31, 2004)	F-4

 Statement of Cash Flows for the Periods Ended December 31, 2007 and 2006 and for the Period from Inception (January 10, 1996) to December 31, 2007 (Unaudited from January 10, 1996 to December 31, 2004)
F-5

Notes to Financial Statements	F-6

Madsen & Associates CPA's, Inc.
684 EAST VINE STREET #3
MURRAY, UTAH 84107
TELEPHONE (801) 268-2632
FAX (801) 262-3978
TED A. MADSEN, CPA	MEMBER:AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS UTAH ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of My Screen Mobile, Inc. (a development stage company)
(formerly Nouveau International Inc.)

We have audited the accompanying balance sheets of My Screen Mobile, Inc. (a development stage company) (formerly Nouveau International Inc.) (the Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (January 10, 1996) to December 31, 2007. My Screen Mobile, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Screen Mobile, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (January 10, 1996) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated losses of $8,088,132 since inception, has not attained profitable operations, and is dependent upon obtaining adequate financing to fulfill its planned activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Madsen & Associates CPA's, Inc.
Madsen & Associates CPA's, Inc.
Salt Lake City, UT
October 21, 2008

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

ASSETS
	December 31	December 31
	2007	2006
	$	$

CURRENT ASSETS:
Cash	244	-
Prepaid rent	-	-
Other	-	-
	244	-

Property and equipment (net)	95,301	-
		-

TOTAL ASSETS	95,545	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank indebtedness	-	-
Convertible debenture payable	431,500	-
Convertible promissory note payable	-	-
Advances from related party	149,373
Accrued liabilities	293,085	100,000

TOTAL CURRENT LIABILITIES	873,958	100,000

TOTAL LIABILITIES	873,958	100,000

STOCKHOLDERS' DEFICIT

Common stock: $.001 par value;
200,000,000 shares authorized;
106,868,193 shares issued and outstanding	106,868	369
Additional paid-in capital	7,202,851	2,947,781
Deficit accumulated during development stage	(8,088,132)	(3,048,150)

TOTAL STOCKHOLDERS' DEFICIT	(778,413)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	95,545	-

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	January 10, 1996 (INCEPTION)
	December 31,	December 31,	To December 31,
	2007	2006	2007
	$	$	$

REVENUE
Net sales	-	-	563,382
Cost of goods sold	-	-	516,031
Gross Profit	-	-	47,351

EXPENSES
Consulting	1,979,221	-	1,979,221
Programming	2,307,077	-	2,307,077
Advertising and promotion	53,135	-	53,135
Selling, general and administrative	89,504	-	3,089,626
Depreciation	34,881		130,260
Travel and entertainment	27,914		27,914
Legal and audit	64,970	-	64,970
Bank charges	794	-	794
Total Operating Expense	4,557,496	-	7,652,997
OPERATING (LOSS)	(4,557,496)	-	(7,605,646)

OTHER INCOME (EXPENSE):
Interest expense	(472,486)		(472,486)
Impairment loss on intellectual property intangible asset	(10,000)		(10,000)
Total other expense	(482,486)	-	(482,486)

(Loss) before income taxes	(5,039,982)	-	(8,088,132)
Provision for income taxes	-	-	-

Net (loss)	(5,039,982)	-	(8,088,132)

NET LOSS PER COMMON SHARE -
- BASIC AND DILUTED	(0.05)	0.00
- DILUTED	(0.05)	0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC	106,325,088	368,860
- FULLY DILUTED	107,299,038	368,860

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 10, 1996 (INCEPTION) TO DECEMBER 31, 2007

			Additional	Deficit Accumulated	Total
	Common Stock		Paid in	During	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit
Balance January 12, 1996
(Date of Inception)	-	$-	$-	$-	$-
Issuance of common stock
from inception (Jan. 10, 1996) to
December 31, 1996	368,860	369	2,947,781		2,948,150
Net loss from operations
December 31, 1996				$(3,048,150)	(3,048,150)
Net loss from operations
December 31, 1997
Net loss from operations					-
December 31, 1998
Net loss from operations					-
December 31, 1999
Net loss from operations
December 31, 2000					-
Net loss from operations
December 31, 2001
Net loss from operations					-
December 31, 2002
Net loss from operations
December 31, 2003					-
Net loss from operations
December 31, 2004
Net loss from operations					-
December 31, 2005
Net loss from operations					-
December 31, 2006
1 for 100 reverse stock split
March 11, 2007
Issuance of common stock for
$100,000 liability April 4, 2007	15,996,000	15,996	84,004		100,000
Issuance of common stock
for intellectual property April 4,2007	10,000,000	10,000	-		10,000
4 for 1 forward stock split
May 11, 2007
Issuance of common stock for cash;
May 23, 2007	35,000,000	35,000	965,000		1,000,000
Issuance of common stock
for services May 29,2007	44,600,000	44,600	-		44,600
Issuance of common stock
for legal services July 23	20,000	20	56,580		56,600
Issuance of common stock
for management and financial
services August 24	250,000	250	702,250		702,500
Debenture converted at $1 per
common share; October 15, 2007	150,000	150	149,850		150,000
Issuance of common stock
for services; October 31, 2007	333,333	333	499,667		500,000
Issuance of common stock
for services; December 10, 2007	150,000	150	149,850		150,000
Beneficial conversion features from
issuance of convertible debentures			460,315		460,315
Stock Warrants issued for
consulting services			1,187,554		1,187,554
Net loss from operations
December 31, 2007				(5,039,982)	(5,039,982)

Balance December 31, 2007	106,868,193	$106,868	$7,202,851	$(8,088,132)	$(778,413)

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			FOR THE PERIOD FROM
	Year Ended	Year Ended	January 10, 1996 (INCEPTION)
	December 31	December 31	To December 31
	2007	2006	2007
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(5,039,982)	-	(8,088,132)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	1,453,700	-	1,453,700
Stock purchase warrants issued for services	1,187,554		1,187,554
Convertible debenture beneficial conversion interest	460,315		460,315
Bad debt expense	-	-	28,770
Impairment loss on intellectual property	10,000		10,000
Depreciation	34,881	-	130,260
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses and other assets	-	-	7,666
(Decrease ) Increases in accounts payable and accrued expenses:			-
Prepetition	-	-	(59,032)
Post petition	293,085	-	1,007,337
Decrease in settlement receivable	-	-	362,694
Advances from related party	149,373		149,373
(Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) operating activities	(1,451,074)	-	(3,418,834)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Loans made to stockholders	-	-	(100,000)
Purchase of property and equipment	(130,182)	-	(302,583)
Net cash ( used in ) investing activities	(130,182)	-	(521,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	581,500	-	581,500
Proceeds from sale of preferred stock	-	-	3,500,000
Proceeds from sale of common stock	1,000,000		1,000,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash provided by financing activities	1,581,500	-	3,940,284

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	244	-	244

CASH AND CASH EQUIVALENTS:
- beginning of period	-	-	-

CASH (BANK INDEBTEDNESS):
- end of period	244	-	244

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
FOR THE PERIOD FROM
Year Ended	Year Ended	January 10, 1996 (INCEPTION)
December 31	December 31	To December 31
2007	2006	2007
$	$	$
SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	-	-	10,668

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property	10,000		10,000
Issuance of common stock to settle accrued liabilities	100,000	-	-
Common stock issued for conversion of debenture	150,000

MY SCREEN MOBILE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

My Screen Mobile, Inc. (the "Company"), formerly Nouveau International Inc., is organized for the purpose of developing or acquiring the expertise to produce computer software to be compatible with mobile phone technology. From 1996 until 2006, the Company was named Nouveau International, Inc. and experienced a period of dormancy, during which several reorganizations were attempted, but never completed. On April 19, 2007 the Company filed a Certificate of Amendment with the state of Delaware and changed its legal name and management was established with the above purposes planned.

The Company is a Development Stage Company as defined by SEC Industry Guide 7 and follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7, where applicable. The Company was incorporated under the laws of the state of Delaware on January 10, 1996. The Company acquired 2089207 Ontario Inc. which operates as MyScreen Mobile in Canada on April 2, 2007.

Basis of Presentation

These consolidated financial statements include the accounts My Screen Mobile, Inc. and its wholly-owned subsidiary 2089207, with all inter-company transactions and balances having been eliminated.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.

Property and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. No amortization is provided for construction in progress until the assets are ready for their intended use. Repairs and maintenance expenditures are charged to operating expense as incurred. Depreciation is calculated on a straight line basis over the expected useful life as follows:

Computer equipment and software	3 years
Office furniture and equipment	5 years
Leasehold improvements	term of the lease

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accrued liabilities, and notes payable.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

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

MY SCREEN MOBILE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

Revenue is recognized when goods are shipped.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Historical cost balances are remeasured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The total net loss resulting from foreign currency transactions during 2007 and 2006 was approximately $1,800 and 0, respectively, which was recorded in selling, general and administrative expenses in these consolidated financial statements. Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of warrants or conversion of debt to acquire common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

At December 31, 2007, the Company had issued and outstanding 106,868,193 common shares, 633,333 common stock purchase warrants, and had issued debentures that were convertible into 276,279 shares of common stock. All of the stock purchase warrants and convertible debentures were potentially dilutive. There were no potentially dilutive securities issued and outstanding at December 31, 2006.

MY SCREEN MOBILE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock Based Compensation.  SFAS 123(R) was effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

The Company occasionally will issue shares of stock and stock warrants in exchange for services. The Company values the issuance of shares based on the fair value of its stock on the date of issuance. The Company values the warrants it issues based on the Black-Scholes model and in accordance with SFAS No. 123R.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At December 31, 2007, the Company had accumulated losses of $8,088,132 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated Depreciation	Net
Leasehold improvements	$33,774	$11,257	$22,517

Computer equipment	$32,560	$10,854	$21,706

Office furniture and equipment	$63,847	$12,769	$51,078

Total	$130,181	$34,881	$95,301

Total depreciation expense for the years ended December 31, 2007 and 2006 was $34,881 and $0, respectively.

MY SCREEN MOBILE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 – INTANGIBLE ASSETS

On April 4, 2007 the Company issued 10,000,000 shares of its common stock to acquire patents and intellectual property, for $10,000. As of December 31, 2007, the Company determined these intangible assets were impaired due to lack of foreseeable cash flows generated by these assets, and accordingly recorded an impairment loss of $10,000.

NOTE 6 – CONVERTIBLE DEBENTURES

Convertible debentures mature four years from the date of issuance and all have the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debentures may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at conversion prices ranging from $1.00 to $1.63. Convertible debentures in the amount of $431,500 were outstanding on December 31, 2007, with none being outstanding at December 31, 2006. See the table below for additional information on the convertible debentures:

	Principal amount of Debenture	Maturity Date	Interest Rate	Conversion Price	FV of stock on date of issuance
#1	$200,000	May 9, 2011	See above	$1.50	$2.70
#2	$47,500	August 24, 2011	See above	$1.58	$2.75
#3	$184,000	August 31, 2011	See above	$1.63	$2.65
#4	$150,000	October 15, 2011	None	$1.00	$3.04

Each of the above convertible debentures contain a beneficial conversion feature as calculated using the provisions of EITF 98-5. For Debenture #4 above, the intrinsic value of the beneficial conversion feature was greater than the proceeds allocated to the convertible debenture. As such, the amount assigned to the debt discount was limited to the $150,000. Additionally, Debenture #4 above was converted to common shares on October 15, 2007. For all 4 debentures, since the debt is convertible on the date of issuance, the amount of the related debt discounts were immediately charged to interest expense. See the chart below:

	Debt discount from beneficial conversion	Amount charged to interest expense
#1	$115,141	$115,141
#2	$35,174	$35,174
#3	$160,000	$160,000
#4	$306,000	$150,000
	TOTAL	$460,315

Subsequent to December 31, 2007, debentures #1, #2, and #3 were converted into common stock of the Company at their respective conversion prices.

MY SCREEN MOBILE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has an agreement with one of its shareholders (approximate 27% owner) whereby the shareholder’s company will perform programming services to the Company in developing its mobile phone technology. On occasion, the shareholder’s company has also advanced operating capital to the Company, on an as needed basis, and carrying an outstanding balance at December 31, 2007 of $149,373. No formal note payable has been established for such advances, and as such no related interest expense has been accrued. Subsequent to year end this amount was paid back to the shareholder’s company, in full. Total programming expenses recorded for this related party were $2.3 million in 2007.

NOTE 8 – ACCRUED LIABILITIES

The Company’s accrued liabilities consist of accrued programming expenses of $281,000, and accrued interest of $12,000 (all approximate amounts).

NOTE 9 – STOCKHOLDERS’ EQUITY

On March 11, 2007, the Company’s Board of Directors approved a 1 for 100 stock reverse split. Additionally, on May 11, 2007, the Company’s Board of Directors approved a 4 for 1 forward stock split. These consolidated financial statements have been retroactively adjusted to account for these stock splits as if the splits occurred at inception.

On April 4, 2007, the Company issued 15,996,000 shares of common stock to various creditors for the $100,000 liability that was accrued at December 31, 2006.

On May 23, 2007, the Company issued 35,000,000 shares of its common stock for cash of $1,000,000.

During the year ended December 31, 2007, the Company issued 45,353,333 shares of its common stock for services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,453,700 for the year ended December 31, 2007. No common stock shares were issued during the year ended December 31, 2006.

The Company issued 633,333 stock purchase warrants during the year ended December 31, 2007. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $1,187,554. This amount was recorded as consulting expense in these consolidated financial statements. All 633,333 warrants remain outstanding at December 31, 2007. No stock purchase warrants were issued for the year ended December 31, 2006.

As noted in Footnote 6 above, the Company issued convertible debentures during the year ended December 31, 2007 that had beneficial conversion features. The related debt discounts were fully amortized due to the holder being able to convert these debentures into the Company’s common stock upon issuance. As a result, $460,315 was recorded to additional paid in capital for the year ended December 31, 2007.

NOTE 10 – SUBSEQUENT EVENTS

On May 22, 2008, the Company issued 12,500,000 shares of its common stock along with 20,000,000 stock purchase warrants for $10,000,000 in cash. The warrants have an exercise price of $2 per common share.

As noted above in Footnote 6, all convertible debentures issued prior to December 31, 2007 have been converted to common stock of the Company.

ITEM 13. EXHIBITS

Exhibit #	Description
10.1	Exclusivity Agreement between MyScreen Mobile, Inc. and Orascom Telecom Holdings SAE.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Company did not have an audit committee established prior to the engagement of the Company’s independent auditor and preparation of the financial statements and financial information disclosed in this Report.

To ensure the independence of the Company’s independent auditor and to comply with applicable securities laws, listing standards, and the Audit Committee charter, the Audit Committee is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by the Company’s independent auditors. For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audit, audit-related, and non-audit services to be performed by the Company’s independent auditor (the “Policy”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - continued

The Policy provides that the Company’s independent auditor may not perform any audit, audit-related, or non-audit service for the Company, subject to those exceptions that may be permitted by applicable law, unless: (1) the service has been pre-approved by the Audit Committee, or (2) the Company engaged the independent auditor to perform the service pursuant to the pre-approval provisions of the Policy. In addition, the Policy prohibits the Audit Committee from pre-approving certain non-audit services that are prohibited from being performed by the Company’s independent auditor by applicable securities laws. The Policy also provides that the Chief Financial Officer will periodically update the Audit Committee as to services provided by the independent auditor. With respect to each such service, the independent auditor provides detailed back-up documentation to the Audit Committee and the Chief Financial Officer.

The Chief Executive Officer appointed Madsen & Associates, Madsen & Associates as the Company’s independent accountants to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 2007.  Madsen & Associates have been our independent accountant since 2006.

Principal Accountant Fees

Fees for fiscal years ended December 31, 2007 and 2006 were as follows:

	Fiscal 2007	Fiscal 2006
Audit Fees	$9,800	$3,042

Audit-Related Fees

Tax Fees	600	600

All Other Fees

Total Fees	$10,400	$3,642

A description of the types of services provided in each category is as follows:

Audit Fees—Includes fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and for other services normally provided by our accountant in connection with statutory and regulation filings or engagements.

Audit-Related Fees—Includes fees billed for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees—Includes fees billed for professional services rendered by our principal accountant for preparation of our Federal Tax Returns.

All Other Fees—Includes fees billed for products and services provided by our principal accountant other than services reported under Audit Fees, Audit-Related Fees and Tax Fees.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2008.

MY SCREEN MOBILE, INC.

By:	/s/ Terrence Rodrigues
Terrence Rodrigues
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 31, 2008

By:	/s/Terrence Rodrigues	Director, Chief Executive Officer and President
Terrence Rodrigues

By:	/s/ Raghunath Kilambi	Director, Chief Financial Officer
Raghunath Kilambi

By:	/s/ James Bailey	Director
James Bailey