Form 10-Q
period 2007-03-31
MY SCREEN MOBILE, INC.
filed 2009-03-12
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-20675

My Screen Mobile, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2932617
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

70 Yorkville Ave, Suite 300, Toronto, ONT, Canada  M5R 1B9

(Address of principal executive offices)

866-936-8333

(Registrant's telephone number)

Nouveau International Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, outstanding as of March 11, 2009 was 131,695,637, and there were 230 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

My Screen Mobile, Inc.

PART I   FINANCIAL INFORMATION

Item 1.	Financial Statements

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS AT MARCH 31, 2007
(UNAUDITED)

ASSETS
	March 31	December 31
	2007	2006
	$	$

CURRENT ASSETS:
Cash	-	-
Accounts receivable	-	-
Other	-	-
	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued Liabilities	100,000	100,000

TOTAL CURRENT LIABILITIES	100,000	100,000

TOTAL LIABILITIES	100,000	100,000

STOCKHOLDERS' EQUITY

Common stock: $.001 par value;
200,000,000 shares authorized;
369,047 shares issued and outstanding	369	369
Additional paid-in capital	2,947,781	2,947,781
Deficit accumulated during development stage	(3,048,150)	(3,048,150)

TOTAL STOCKHOLDERS' EQUITY	(100,000)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	-	-

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED,		FOR THE PERIOD FROM January 10, 1996
	March 31	March 31	(INCEPTION)
	2007	2006	To March 31, 2007
	$	$	$

REVENUE
Net sales	-	-	563,382
Cost of goods sold	-	-	516,031
Gross Profit	-	-	47,351

EXPENSES
General, selling and administrative expenses	-	-	3,133,508
Other operating expenses( income )	-	-	(38,007)
	-	-	3,095,501
Income before income taxes	-	-	(3,048,150)

Provision for income taxes	-	-	-

Income after income taxes	-	-	(3,048,150)

NET LOSS PER COMMON SHARE -
- BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	369,047	369,047

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED		FOR THE PERIOD FROM January 10, 1996
	March 31	March 31	(INCEPTION)
	2007	2006	To March 31, 2007
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	-	-	(3,048,150)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	-	-	28,770
Depreciation and amortization	-	-	95,379
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses and other assets	-	-	7,666
( Decrease ) Increases in accounts payable and accrued expenses:	-	-
Prepetition			(59,032)
Postpetition			714,252
Decrease in settlement receivable			362,694
( Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) provided by operating activities	-	-	(1,967,760)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Loans made to stockholders			(100,000)
Purchase of property and equipment	-	-	(172,401)
Net cash ( used in ) provided by investing activities	-	-	(391,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of preferred stock	-	-	3,500,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash ( used in ) provided by financing activities	-	-	2,358,784

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS:
- beginning of period	-	-	-

CASH AND CASH EQUIVALENTS:
- end of period	-	-	-

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	-	-	10,668

Income taxes paid	-	-	-

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Nouveau International Inc. (the "Company") is organized for the purpose of developing or acquiring the expertise to produce computer software to be compatible with mobile phone technology. From 1996 until 2006, the Company experienced a period of dormancy, during which several reorganizations were attempted, but never completed. In the second quarter of 2007, management was re-established with the above purposes planned.

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although MyScreen believes that the following disclosures are adequate to make the information presented not misleading.. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been made and are of a normal, recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s 10KSB report.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Nouveau considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.  At March 31, 2007, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued liabilities.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

At March 31, 2007, the Company had issued and outstanding 369,047 common shares, and had no outstanding options or warrants.

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At March 31, 2007, the Company had accumulated losses of $3,048,150 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 – STOCKHOLDERS’ EQUITY

On March 11, 2007, the holders of a majority of our outstanding shares of common stock approved a 1 for 100 reverse split of our common stock which was effected on March 11, 2007. The financial statements have been retroactively adjusted back to inception to account for this stock split.

NOTE 5 – ACCRUED LIABILITIES

The Company had amounts payable of $100,000 for services provided during 1996. This amount was paid in April 2007 through the issuance of common stock of the Company.

MY SCREEN MOBILE, INC.
(FORMERLY NOUVEAU INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6 – SUBSEQUENT EVENTS

On April 4, 2007, the Company issued 15,996,000 shares of common stock to various creditors to pay for the $100,000 liability it had incurred in 1996.

As of December 31, 2007 the Company had convertible debentures outstanding totalling $431,500. The convertible debentures mature four years from the date of issuance and have the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debentures may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at conversion prices ranging from $1.00 to $1.63 per share. All convertible debentures issued prior to December 31, 2007 have subsequently been converted into common stock of the Company.

On May 11, 2007, the Company executed a forward stock split of all the outstanding common shares of the Company in the ratio of 4 for 1. Common share amounts in the financial statements have been adjusted back to inception for this stock split.

On May 23, 2007, the Company issued 35,000,000 restricted common shares for cash of $1,000,000.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.  See “Special Note Regarding Forward-Looking Statements”.  The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing, and in conjunction with our consolidated financial statements as of December 31, 2006, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

On April 4, 2007 we acquired the technology that forms the basis of our current business, and on April 19, 2007, we changed our name to My Screen Mobile, Inc.

Our technology is an application for direct incentive-based advertising to mobile telephones that allows mobile subscribers to be compensated for viewing targeted advertisements that is viewed on their mobile telephones or other mobile devices in the form of images.

Critical Accounting Policies and Estimates

The Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The discussion and analysis set forth below covers the following comparative periods: the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

We had no cash as of March 31, 2007, December 31, 2006 or at any time between March 1998 and December 2006. Total assets, at March 31, 2007 and December 31, 2006 were $0.  Total Liabilities as of March 31, 2007 and December 31, 2006 was $ 100,000.

 During the balance of fiscal 2007 we raised $1,581,500 through sales of common shares and convertible debentures. During fiscal 2008, we issued 12,500,000 shares of our common stock along with 20,000,000 stock purchase warrants for $10,000,000 in cash. Management believes that even with these financings, that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three Months Ended March 31, 2007 and 2006 and for the period from inception (January 10, 1996) to March 31, 2007

Income

We were dormant from March 1998 through 2006.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We had no income during the three months ended March 31, 2007 and 2006.  For the period from our inception on January 10, 1996 through September 30, 1996, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

We had no expenses for the three month period ended March 31, 2007 or March 31, 2006 because we were dormant since March 1998.

For the period from our inception on January 10, 1996 through March 31, 2007, we had total expenses of $3,095,501, less gross profit of $47,351, resulting in net operating losses of $3,048,150.

Our Plan of Operation for the Next Twelve Months

On March 31, 2007 we had no Cash and $100,000 in Current Liabilities and were unable to satisfy either our short term or long term cash requirements. We budgeted to invest $2,000,000 in software development in 2007. We estimated we would need to raise at least an additional $5,000,000 in capital in 2008 in order to continue developing our business.  In 2008, we went through a very thorough request for proposal process to identify a software development firm that could migrate our systems to be accepted by mobile phone operators around the world. We budgeted to invest a minimum of $3,000,000 in software development in 2008. We budgeted to hire approximately 10 full time staff at a cost of $1,100,000 and budgeted to invest $250,000 in property and equipment during the year. We also planned to attend a number of industry trade shows and budgeted $250,000 for travel, entertainment and advertising.

We are continuing to have discussions with a number of mobile phone carriers and we were pleased to announce Globalive Communications intent to launch mobile advertising services in Canada using the MyScreen application. We also spent a significant amount of time in 2008 identifying advertising firms to partner with and announced a partnership with Zimmerman Advertising to help build the our brand internationally.

As of the date of this report, we are continuing to develop our business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that we will be able to successfully develop our business or that we will generate sufficient revenues to sustain our operations.  We anticipate that additional capital will likely have to come from licensing fees or from issuing additional equity interests in 2009, which cannot occur without dramatically diluting the existing equity ownership of our existing common stockholders. We are continuing our efforts to raise additional capital from both of these sources.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Working Capital

Under the Securities Purchase Agreement dated May 15, 2008, between us and Orascom Telecom Holdings, S.A.E. we agreed to set aside $3,000,000 of the $10,000,000 invested is us under the Securities Purchase Agreement, in a separate bank account pursuant to an Escrow Agreement, which must be used by us to fund certain technical expenditures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Arrangements - continued

Contractual Obligations and Other Commercial Commitments

As of March 31, 2007, we had no Obligations or Commitments. Subsequently, the Company raised $581,500 in Convertible Debt Financing.

The convertible debentures are convertible at any time in whole or in part, at the option of the holders, into restricted common stock at conversion prices ranging from $1.00 to $1.63 with a weighted average price of $ 1.33. Subsequent to December 31, 2007, all debentures were converted into common stock at their respective conversion prices and as such, there are no future payments due.

Warrants

As of March 31, 2007, we had no outstanding warrants.

Common Stock

On March 11, 2007, our Board of Directors approved a 1 for 100 reverse split of our common stock. During the three month period ended March 31, 2007, the Company did not issue any shares of common stock.  The total number of shares of common stock outstanding as of March 31, 2007 was 369,047.

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders.  Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations), contain forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.  There can be no assurance that any statements of expectation or belief will result or be achieved or accomplished.  In addition, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risk and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons.  You should carefully review Item 1B of Part II of this 10-Q which sets forth various Risk Factors.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms. Management has taken steps to ensure that all future filings contain all required disclosures and that such filings are made within the time periods specified.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending litigation and none is contemplated or threatened.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have recently undergone significant expansion of our operations, and anticipate that further significant expansion of our present operations will be required to capitalize on potential growth in market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We expect to add a significant number of additional key personnel in the future, including key managerial and technical employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

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

Item 1A.	Risk Factors - continued

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

Item 1A.	Risk Factors - continued

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

Item 1A.	Risk Factors - continued

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

Item 1A.	Risk Factors - continued

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

Item 1A.	Risk Factors - continued

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

We expect to offer our service outside of the United States and we intend to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

•	localization of our products, including translation into foreign languages and associated expenses;
•	laws and business practices favoring local competitors;
•	compliance with multiple, conflicting and changing governmental laws and regulations;
•	foreign currency fluctuations;
•	different pricing environments; and
•	regional economic and political conditions.
•	The above factors could have an adverse impact on our business and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

·	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our products to achieve or maintain market acceptance;
•	changes in market valuations of similar companies;
•	success of competitive products;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States, foreign countries or both;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

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

Item 1A.	Risk Factors - continued

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three month period ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

  None.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 11, 2007, the holders of a majority of our outstanding shares of common stock approved a 1 for 100 reverse split of our common stock, which was effected on March 11, 2007.

Item 5.	Other Information

  None.

Item 6.	Exhibits

(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2009.

MY SCREEN MOBILE, INC.

By:	/s/ Terrence Rodrigues
Terrence Rodrigues
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2009.

By:	/s/ Terrence Rodrigues	Director, Chief Executive Officer and President
Terrence Rodrigues

By:	/s/ Raghunath Kilambi	Director, Chief Financial Officer
Raghunath Kilambi

By:	/s/ James Bailey	Director
James Bailey