Form 10-Q
period 2007-06-30
MY SCREEN MOBILE, INC.
filed 2009-03-12
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2007
(UNAUDITED)

ASSETS
	June 30	December 31.
	2007	2006
	$	$

CURRENT ASSETS:
Cash	364,833	-
Accounts receivable	-	-
Other	-	-
	364,833	-
Property and equipment	2,347	-

TOTAL ASSETS	367,180	-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible Debenture Payable	184,000	-
Advances from related party	8,138
Accrued Liabilities	-	100,000

TOTAL CURRENT LIABILITIES	192,138	100,000

TOTAL LIABILITIES	192,138	100,000

STOCKHOLDERS' EQUITY

Common stock: $.001 par value;
200,000,000 shares authorized; 105,965,047 shares issued and
outstanding at June 30, 2007; 369,047 shares issued and outstanding at December 31, 2006	105,965	369
Additional paid-in capital	4,156,785	2,947,781
Deficit accumulated during development stage	(4,087,708)	(3,048,150)

TOTAL STOCKHOLDERS' EQUITY	175,042	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	367,180	-

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED,		SIX MONTHS ENDED,		FOR THE PERIOD FROM January 10, 1996
	June 30	June 30	June 30	June 30	(INCEPTION)
	2007	2006	2007	2006	To June 30, 2007
	$	$	$	$	$

REVENUE
Net sales	-	-	-	-	563,382
Cost of goods sold	-	-	-	-	516,031
Gross Profit	-	-	-	-	47,351

EXPENSES
Programming	815,150	-	815,150	-	815,150
Advertising and promotion	4,728	-	4,728	-	4,728
Consulting	44,600	-	44,600	-	44,600
General, selling and administrative expenses	-	-	-	-	3,095,501
Legal and Audit	4,728	-	4,728	-	4,728
Bank Charges	352	-	352	-	352
Total Operating Expense	869,558	-	869,558	-	3,965,059
OPERATING LOSS	(869,558)		(869,558)		(3,917,708)

OTHER INCOME (EXPENSE)
Interest expense	(160,000)		(160,000)		(160,000)
Impairment loss on intellectual property intangible asset	(10,000)		(10,000)		(10,000)
Total other expense	(170,000)		(170,000)		(170,000)

Loss before income taxes	(1,039,558)	-	(1,039,558)	-	(4,087,708)

Provision for income taxes	-	-	-	-	-

Loss after income taxes	(1,039,558)	-	(1,039,558)	-	(4,087,708)

NET LOSS PER COMMON SHARE -
- BASIC AND DILUTED	(0.02)	0.00	(0.02)	0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	52,898,380	36,905	52,898,380	36,905

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED,		FOR THE PERIOD FROM January 10, 1996
	June 30	June 30	(INCEPTION)
	2007	2006	To June 30, 2007
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(1,039,558)	-	(4,087,708)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	44,600	-	44,600
Convertible debenture beneficial conversion interest	160,000		160,000
Bad debt expense	-	-	28,770
Depreciation and amortization	-	-	95,379
Impairment loss on intellectual property	10,000		10,000
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses and other assets	-	-	7,666
Advances from related party	8,138		8,138
( Decrease ) Increases in accounts payable and accrued expenses:	-		-
Prepetition	-	-	(59,032)
Postpetition	-	-	714,252
Decrease in settlement receivable	-	-	362,694
( Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) provided by operating activities	(816,820)	-	(2,784,580)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Loans made to stockholders	-	-	(100,000)
Purchase of property and equipment	(2,347)	-	(174,748)
Net cash ( used in ) provided by investing activities	(2,347)	-	(393,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,000,000	-	1,000,000
Proceeds from convertible debt borrowing	184,000		184,000
Sale of preferred stock	-	-	3,500,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash ( used in ) provided by financing activities	1,184,000	-	3,542,784

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	364,833	-	364,833

CASH AND CASH EQUIVALENTS:
- beginning of period	-	-	-

CASH AND CASH EQUIVALENTS:
- end of period	364,833	-	364,833

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	-	-	10,668

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property	10,000		10,000
Issuance of common stock to settle accrued liabilities	100,000	-	100,000

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

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

The Company is a Development Stage Company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Delaware on January 10, 1996. The Company acquired 2089207 Ontario Inc. which operates as MyScreen Mobile in Canada on April 2, 2007

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although MyScreen believes that the following disclosures are adequate to make the information presented not misleading.. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been made and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s 10KSB report.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. No amortization is provided for construction in progress until the assets are ready for their intended use. Repairs and maintenance expenditures are charged to operating expense as incurred. Repairs and maintenance expenditures are charged to operating expense as incurred. Depreciation is calculated on a straight line basis over the expected useful life as follows:

Computer equipment and software	3 years
Office furniture and equipment	5 years
Leasehold improvements	term of the lease

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued liabilities.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

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

At June 30, 2007, the Company had issued and outstanding 105,965,047 common shares, and had no outstanding options or warrants.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At June 30, 2007, the Company had accumulated losses of $4,087,708 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Cost	June 30, 2007

Leasehold improvements	$2,347

NOTE 5 – INTANGIBLE ASSETS

On April 4, 2007 the Company issued 10,000,000 shares of its common stock to acquire patents and intellectual property, for $10,000. The Company determined these intangible assets were impaired due to lack of foreseeable cash flows generated by these assets, and accordingly recorded an impairment loss of $10,000.

NOTE 6 – CONVERTIBLE DEBENTURE

Convertible debentures mature four years from the date of issuance and all have the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debentures may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at conversion price of $1.63. Convertible debentures in the amount of $184,000 were outstanding on June 30, 2007, with none being outstanding at June 30, 2006. See the table below for additional information on the convertible debentures:

	Principal amount of Debenture	Maturity Date	Interest Rate	Conversion Price	FV of stock on date of issuance
#1	$184,000	May 9, 2011	See above	$1.63	$2.65

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6 – CONVERTIBLE DEBENTURE - continued

The convertible debenture contains a beneficial conversion feature as calculated using the provisions of EITF 98-5. Since the debt is convertible on the date of issuance, the amount of the related debt discounts were immediately charged to interest expense. See the chart below:

	Debt discount from beneficial conversion	Amount charged to interest expense

#1	$160,000	$160,000

Subsequent to June 30, 2007, the debentures were converted into common stock of the Company at $1.63 per share.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has an agreement with one of its shareholders (approximate 27% owner) whereby the shareholder’s company will perform programming services to the Company in developing its mobile phone technology. On occasion, the shareholder’s company has also advanced operating capital to the Company, on an as needed basis. The amounts of these advances at June 30, 2007 was $8,138. No formal note payable has been established for such advances, and as such no related interest expense has been accrued. Subsequently this amount was paid back to the shareholder’s company, in full.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On May 29, 2007 the Company issued 44,600,000 shares of its common stock for services provided to the Company. The related consulting expense totalled $ 44,600.

NOTE 9 – SUBSEQUENT EVENTS

During the period July 1, 2007 to December 31, 2007, the Company issued 753,333 shares of its common stock for services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,409,100. No common stock shares were issued during the year ended December 31, 2006.

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

During the year ended December 31, 2007 the Company entered into additional convertible debenture financing arrangement totalling $247,500. The convertible debentures had beneficial conversion features. The related debt discounts were fully amortized due to the holder being able to convert these debentures into the Company’s common stock upon issuance. The convertible debentures were all subsequently converted to common stock of the Company.

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

The discussion and analysis set forth below covers the following comparative periods: the three and six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

We had cash of $364,833 as of June 30, 2007. We had no cash as of December 31, 2006 or at any time between March 1998and December 2006since we had been dormant since March 1998.     Total assets, at June 30, 2007 were $367,180 which consisted of cash and property and equipment of $ 2,347,total assets as of  December 31, 2006 were $0.  Total Liabilities as of June 30, 2007 was $192,138, which consisted of convertible debentures payable of $184,000 and advances from related party of $8,138 which were for software development. Total Liabilities as at December 31, 2006 was $100,000.

 During the first six months of fiscal 2007 we issued 35,000,000 shares for $1,000,000 and raised another $184,000 in convertible debt financing.  During the balance of fiscal 2007 the company raised a further $397,500 through sales of convertible debentures. During fiscal 2008, we issued 12,500,000 shares of our common stock along with 20,000,000 stock purchase warrants for $10,000,000 in cash. Management believes that even with these financings, that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006 and for the period from inception (January 10, 1996) to June 30, 2007

Income

We were dormant from 1998 through 2006.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We had no income during the three or six months ended June 30, 2007 and 2006.  For the period from our inception on January 10, 1996 through September 30, 1996, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

We had no expenses for the six month period ended June 30, 2006 because we were dormant since 1998Results for the three months and six months ended June 30, 2007, totaled $1,039,558 in operating expenses. Programming expense totaled $815,150 and consulting was $ 44,600. Programming payments were all made to third party service providers and were expensed as incurred. Included in programming was $810,250 in payments made to one of its shareholder’s company.

For the period from our inception on January 10, 1996 through June 30, 2007, we had total operating expenses of $3,965,059, less gross profit of $47,351, resulting in net operating losses of $3,917,708.

The Company incurred $160,000 in Interest expense relating to its debt financing. $160,000 of this expense was a result of the beneficial conversion included in our convertible debenture agreements. We were required to fully amortize the debt discount as the debenture was fully convertible on date of issuance per EITF 98-5.

The Impairment loss of $10,000 results from the full write off of the value ascribed to the shares issued in return for the patents and trademarks assigned to the Company. The Company determined the long term carrying value of the asset could not be supported and recorded the Impairment loss.

The net loss for the three and six months ended June 30, 2007 was $1,039,558 and since inception, the net loss was $4,087,708.

Our Plan of Operation for the Next Twelve Months

On June 30, 2007 we had $364,833 in Cash and $192,138 in Current Liabilities. We budgeted to invest $2,000,000 in software development in 2007 and a further $3,000,000 in 2008. We estimated we would need to raise at least an additional $5,000,000 in capital in 2008 in order to continue developing our business.  In 2008, we went through a very thorough request for proposal process to identify a software development firm that could migrate our systems to be accepted by mobile phone operators around the world. We budgeted to hire approximately 10 full time staff at a cost of $1,100,000 and budgeted to invest $250,000 in property and equipment during the year. We also planned to attend a number of industry trade shows and budgeted $250,000 for travel, entertainment and advertising.

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

	Payments Due During Fiscal Years Ending December 31
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations:
Convertible debt obligations	184,000
Unrecorded Contractual Obligations:
Purchase obligations	NIL

Convertible debentures mature four years from the date of issuance and all have the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debenture outstanding at June 30, 2007 may be converted at any time in whole or in part, at the option of the holders, into restricted common stock at $1.63 per share. Subsequent to June 30, 2007, all debentures were converted into common stock at their respective conversion prices and as such, there are no future payments due.

Warrants

As of June 30, 2007, we had no outstanding warrants.

Common Stock

On May 11, 2007, our Board of Directors approved a 4 for 1 forward stock split. During the three month period ended June 30, 2007, the Company issued 89,600,000 shares of common stock.  The total number of shares of common stock outstanding as of June 30, 2007 was 105,965,047.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sold or issued the following equity securities during the three month period ended June 30, 2007:

On April 4, 2007, we issued 15,996,000 shares of common stock (as calculated to reflect the 4 for 1 forward stock split affected on May 11, 2007), to various creditors for $100,000 in debts we owed to such creditors.

On April 4, 2007 we issued 10,000,000 shares of its common stock to acquire patents and intellectual property for $10,000.

On April 9, 2007, we issued an aggregate of 32,000,004 shares of common stock (as calculated to reflect the 4 for 1 forward stock split effected on May 11, 2007), to three consultants in exchange for services provided.  Between April 13, 2007, and April 15, 2007, we terminated and rescinded each of the consulting agreements and the related stock grants.

On May 9, 2007, we issued a consultant a convertible Debenture in the principal amount of $184,000, which was convertible into common stock at a conversion price of $1.63 per share.

On May 23, 2007, we issued 35,000,000 shares of common stock to one entity in exchange for $1,000,000.

On May 29, 2007, we issued an aggregate of 44,600,000 shares of common stock to five entities and one individual in exchange for prior consulting services provided to us by such entities and individual.

The total number of Common shares outstanding as of June 30, 2007 was 105,965,047

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

On May 11, 2007, the holders of a majority of our outstanding shares of common stock approved a 4 for 1 forward stock split, which was effected on May 11, 2007.

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