Form 10-Q
period 2007-09-30
MY SCREEN MOBILE, INC.
filed 2009-03-12
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Index to Form 10-Q

PART I   FINANCIAL INFORMATION

Item 1.	Financial Statements

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
	September 30	December 31.
	2007	2006
	$	$

CURRENT ASSETS:
Cash	-	-
Accounts receivable	-	-
Other	-	-
	-	-
Property and equipment (net)	55,644	-

TOTAL ASSETS	55,644	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	246
Convertible debenture payable	581,500	-
Advances from related party	11,633
Accrued liabilities	-	100,000

TOTAL CURRENT LIABILITIES	593,379	100,000

TOTAL LIABILITIES	593,379	100,000

STOCKHOLDERS' DEFICIT

Common stock: $.001 par value;
200,000,000 shares authorized; 106,235,047 shares issued and outstanding at September 30, 2007;
369,047 shares issued and outstanding at December 31, 2006	106,235	369
Additional paid-in capital	5,549,542	2,947,781
Deficit accumulated during development stage	(6,193,512)	(3,048,150)

TOTAL STOCKHOLDERS' EQUITY	(537,735)	(100,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	55,644	-

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED,		FOR THE NINE MONTHS ENDED,		FOR THE PERIOD FROM January 10, 1996
	September 30	September 30	September 30	September 30	(INCEPTION)
	2007	2006	2007	2006	To September 30, 2007
	$	$	$	$	$

REVENUE
Net sales	-	-	-	-	563,382
Cost of goods sold	-	-	-	-	516,031
Gross Profit	-	-	-	-	47,351

EXPENSES
Programming	614,875	-	1,430,025	-	1,430,025
Advertising and promotion	28,205	-	32,933	-	32,933
Consulting	1,047,917	-	1,092,517	-	1,092,517
General, selling and administrative expenses	54,157	-	54,157	-	3,149,658
Legal and Audit	60,242	-	64,970	-	64,970
Bank Charges	93	-	445	-	445
Total Operating Expense	1,805,489	-	2,675,047	-	5,770,548
OPERATING LOSS	(1,805,489)		(2,675,047)		(5,723,197)

OTHER INCOME (EXPENSE)
Interest expense	(300,315)		(460,315)		(460,315)
Impairment loss on intellectual property intangible asset	-		(10,000)		(10,000)
Total other expense	(300,315)		(470,315)		(470,315)

Loss before income taxes	(2,105,804)	-	(3,145,362)	-	(6,193,512)

Provision for income taxes	-	-	-	-	-

Loss after income taxes	(2,105,804)	-	(3,145,362)	-	(6,193,512)

NET LOSS PER COMMON SHARE -
- BASIC AND DILUTED	(0.02)	0.00	(0.06)	0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	106,016,714	36,905	53,355,698	36,905

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDING,		FOR THE PERIOD FROM January 10, 1996
	September 30	September 30	(INCEPTION)
	2007	2006	To September 30, 2007
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(3,145,362)	-	(6,193,512)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	803,700	-	803,700
Convertible debenture beneficial conversion interest	460,315		460,315
Warrants issued for consulting expense	333,612		333,612
Bad debt expense	-	-	28,770
Depreciation and amortization	-	-	95,379
Impairment loss on intellectual property	10,000		10,000
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses and other assets	-	-	7,666
Advances from related party	11,879		11,879
( Decrease ) Increases in accounts payable and accrued expenses:	-		-
Prepetition	-	-	(59,032)
Postpetition	-	-	714,252
Decrease in settlement receivable	-	-	362,694
( Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) provided by operating activities	(1,525,856)	-	(3,493,616)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Loans made to stockholders	-	-	(100,000)
Purchase of property and equipment	(55,644)	-	(228,045)
Net cash ( used in ) provided by investing activities	(55,644)	-	(446,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,000,000	-	1,000,000
Proceeds from convertible debt borrowing	581,500		581,500
Sale of preferred stock	-	-	3,500,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash ( used in ) provided by financing activities	1,581,500	-	3,940,284

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS:
- beginning of period	-	-	-

CASH AND CASH EQUIVALENTS:
- end of period	-	-	-

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	-	-	10,668

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property	10,000		10,000
Issuance of common stock to settle accrued liabilities	100,000	-	100,000

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although MyScreen believes that the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been made and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s 10KSB report.

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
SEPTEMBER 30, 2007

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

At September 30, 2007, the Company had issued and outstanding 106,235,047 common shares, and had no outstanding options or warrants.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At September 30, 2007, the Company had accumulated losses of $6,193,512 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Cost

Leasehold improvements	$22,671

Computer equipment	$22,230

Office furniture and equipment	$10,742

Total	$55,644

Total depreciation expense for the three and nine months ended September 30, 2007 and 2006 was $0 as the assets were not ready for their intended use.

NOTE 5 – INTANGIBLE ASSETS

On April 4, 2007 the Company issued 10,000,000 shares of its common stock to acquire patents and intellectual property, for $10,000. The Company determined these intangible assets were impaired due to lack of foreseeable cash flows generated by these assets, and accordingly recorded an impairment loss of $10,000.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 – CONVERTIBLE DEBENTURE

Convertible debentures mature four years from the date of issuance and all have the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debentures may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at conversion prices ranging from $1.00 to $1.63. Convertible debentures in the amount of $581,500 were outstanding on September 30, 2007, with none being outstanding at December 31, 2006. See the table below for additional information on the convertible debentures:

	Principal amount of Debenture	Maturity Date	Interest Rate	Conversion Price	FV of stock on date of issuance
#1	$184,000	May 9, 2011	See above	$1.63	$2.65
#2	$47,500	August 24, 2011	See above	$1.58	$2.75
#3	$200,000	August 31, 2011	See above	$1.50	$2.70
#4	$150,000	October 15, 2011*	None	$1.00	$3.04

*  This convertible debenture was originally issued on September 7, 2007,

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

	Debt discount from beneficial conversion	Amount charged to interest expense
#1	$160,000	$160,000
#2	$35,174	$35,174
#3	$115,141	$115,141
#4	$306,000	$150,000
	TOTAL	$460,315

Subsequent to December 31, 2007, debentures #1, #2, and #3 were converted into common stock of the Company at their respective conversion prices.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has an agreement with one of its shareholders (approximate 27% owner) whereby the shareholder’s company will perform programming services to the Company in developing its mobile phone technology. On occasion, the shareholder’s company has also advanced operating capital to the Company, on an as needed basis. The amount of these advances at September 30, 2007 was $11,633. No formal note payable has been established for such advances, and as such no related interest expense has been accrued. Subsequently this amount was paid back to the shareholder’s company, in full.

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

During the period July 1, 2007 to September 31, 2007, the Company issued 270,000 shares of its common stock for services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $759,100.

In conjunction with the convertible debenture #4, as identified in footnote 6 above, the Company also issued 150,000 warrants with an exercise price of $1.00. Using the Black-Scholes model, the Company calculated the related fair value of the warrants and recorded consulting expense and additional paid in capital in the amount of $333,612. These 150,000 warrants were still outstanding at September 30, 2007.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 9 – SUBSEQUENT EVENTS

During the period October 1, 2007 to December 31, 2007, the Company issued 483,333 shares of its common stock for services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $650,000. No common stock shares were issued during the year ended December 31, 2006.

The Company issued 633,333 stock purchase warrants during the year ended December 31, 2007 (including the 150,000 warrants disclosed above in footnote 8). These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $1,187,554. This amount was recorded as consulting expense in these consolidated financial statements. All 633,333 warrants remain outstanding at December 31, 2007. No stock purchase warrants were issued for the year ended December 31, 2006.

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

The discussion and analysis set forth below covers the following comparative periods: the three and nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

We had no cash as of September 30, 2007. We had no cash as of December 31, 2006 or at any time between March 1998 and 2006 since we had been dormant since March 1998.     Total assets, at September 30, 2007 were $55,644 which consisted of property and equipment. Total assets as of  December 31, 2006 were $0.  Total Liabilities as of September 30, 2007 was $593,379 which consisted of accounts payable of $246, convertible debentures payable of $581,500 and advances from related party of $11,633 which were payable to a related party for software development. Total Liabilities as at December 31, 2006 was $ 100,000.

 During the first nine months the company issued 35,000,000 shares for $1,000,000 and raised another $581,500 in convertible debt financing. During fiscal 2008, we issued 12,500,000 shares of our common stock along with 20,000,000 stock purchase warrants for $10,000,000 in cash. Management believes that even with these financings, that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 and for the period from inception (January 10, 1996) to September 30, 2007

Income

We were dormant from March 1998 through 2006.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We had no income during the three or nine months ended September 30, 2007 and 2006.  For the period from our inception on January 10, 1996 through September 30, 1996, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

We had no expenses for the three or nine month period ended September 30, 2006 because we were dormant since March 1998.  For the three months ended September 30, 2007, we incurred $1,805,489 in operating expenses. Programming expense totaled $614,875. Programming payments were all made to a third party service provider and were expensed as incurred. Included in programming was $614,875 in payments made to one of its shareholder’s company. Consulting expense was $1,047,917 which included $702,500 in expense relating to common shares issued in return for services. Legal and Audit expense was $60,242 which included $56,600 in expense relating to common shares issued in return for services.

For the nine months ended September 30, 2007, we incurred $2,675,047 in operating expenses. Programming expense totaled $1,430,025. Programming payments were all made to a third party service provider and were expensed as incurred. Included in programming was $1,425,125 in payments made to one of its shareholder’s company. Consulting expense was $1,092,517 which included $702,500 in expense relating to common shares issued in return for services. Legal and Audit expense was $64,970 which included $56,600 in expense relating to common shares issued in return for services.

For the period from our inception on January 10, 1996 through September 30, 2007, we had total operating expenses of $5,770,548, less gross profit of $47,351, resulting in net operating losses of $5,723,197.

The Company incurred $300,315 in Interest expense relating to its debt financing for the quarter ended September 30, 2007 and $460,315 for the nine months ended September 30,2007. All of this expense was a result of the beneficial conversion included in our convertible debenture agreements. We were required to fully amortize the debt discount as the debenture was fully convertible on date of issuance per EITF 98-5.

The Impairment loss recorded in the second quarter of $10,000 results from the full write off of the value ascribed to the shares issued in return for the patents and trademarks assigned to the Company. The Company determined the long term carrying value of the asset could not be supported and recorded the Impairment loss.

The net loss for the three months ended September 30, 2007 was $2,105,804 and for the nine months ended September 30, 2007 was $3,145,362 and since inception, the net loss was $6,193,512.

Our Plan of Operation for the Next Twelve Months

On September 30, 2007 we had no Cash and $593,379 in Current Liabilities. We budgeted to invest a total of $2,000,000 in software development in 2007 and a further $3,000,000 in 2008. We estimated we would need to raise at least an additional $5,000,000 in capital in 2008 in order to continue developing our business.  In 2008, we went through a very thorough request for proposal process to identify a software development firm that could migrate our systems to be accepted by mobile phone operators around the world. We budgeted to hire approximately 10 full time staff at a cost of $1,100,000 and budgeted to invest $250,000 in property and equipment during the year. We also planned to attend a number of industry trade shows and budgeted $250,000 for travel, entertainment and advertising.

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

	Payments Due During Fiscal Years Ending December 31
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations:
Convertible debt obligations	581,500
Unrecorded Contractual Obligations:
Purchase obligations	NIL

Convertible debentures mature four years from the date of issuance and all have the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debentures may be converted at any time in whole or in part, at the option of the holders, into restricted common stock at conversion prices ranging from $1.00 to $1.63 with a weighted average price of $1.33. Subsequent to September 30, 2007, all debentures were converted into common stock at their respective conversion prices and as such, there are no future payments due.

Warrants

As of September 30, 2007, we had no outstanding warrants.

Common Stock

On May 11, 2007, our Board of Directors approved a 4 for 1 forward stock split. During the three month period ended September 30, 2007, the Company issued 270,000 shares of common stock.  The total number of shares of common stock outstanding as of September 30, 2007 was 106,235,047.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sold or issued the following equity securities during the three month period ended September 30, 2007:

 On July 23, 2007 we issued 20,000 shares of common stock in exchange for prior legal services provided to us.

On August 24, 2007, and August 31, 2007, we issued a consultant convertible Debentures in the principal amounts of, $47,500 and $200,000 respectively, each of which were convertible into common stock at a conversion price of $1.58 and $1.50 per share, respectively.

On August 24, 2007, we issued 250,000 shares of common stock in exchange for prior consulting services provided to us.

On September 7, 2007, we issued a $150,000 convertible debenture, convertible into shares of common stock at $1.00 per share.  We issued the debenture together with a warrant to purchase 150,000 shares of common stock exercisable at $1.00 per share.  On October 15, 2007, the debenture was fully converted into 150,000 shares of common stock.

The total number of Common shares outstanding as of September 30, 2007 was 106,235,047

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