Form 10-K
period 2008-12-31
MY SCREEN MOBILE, INC.
filed 2009-10-29
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
         (Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: [000-20675]

My Screen Mobile, Inc.

(Name of Registrant as specified in its charter)

Delaware	23-2932617
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

70 Yorkville Ave, Suite 300, Toronto, Ontario, Canada  M5R 1B9

(Address of principal executive offices)

866-936-8333

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐ No ☒

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The Company’s revenues for the year ended December 31, 2008 were $[NIL].

As of October 26, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $1.30 per share was $48,699,694

The number of shares of the registrant's common stock outstanding as of October 26, 2009 was 134,044,050.

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

GENERAL

Our technology is an application for direct permission and incentive-based advertising to mobile telephones, which we expect to launch for commercial use at the end of 2009.  It allows mobile operators to deliver rich, compelling and highly targeted communications, including advertisements, to their subscribers at the end of each telephone call or upon sending a text message and rewards mobile subscribers for receiving and viewing such communications.  Using our subscriber opt-in technology, mobile operators can direct communications and advertisements to subscribers who opt in, based on each subscriber’s individual preferences.  We believe that the combination of permission and incentive-based advertising will result in an intimate and contextual advertisement message having a greater impact than other forms of advertising such as email, television or radio.  Our technology is also simple to deploy, modify and use, and provides advertisers with rich reporting and sophisticated account management.

PRODUCTS

Our advertising solution allows mobile operators to deliver highly targeted communications, including advertisements, to mobile telephones and other mobile devices.  We can deliver rich, full-screen image based advertisements to mobile devices that employ certain operating systems with which our image display technology is currently compatible, such as Blackberry, Windows Mobile, Symbian, Palm, RIM, and Android.  We can deliver rich, full-screen advertisements to Java phones enabling access to the largest segment of the global phone market and providing ad-funded services to these subscribers. We can also deliver the advertisements in SMS Text format to users having devices that do not operate on operating systems that are compatible with our image display technology.

We have developed a unique click-through image technology, which will allow subscribers to respond to an advertiser with one click of a “hot-key” on their mobile telephone.  The one-click may result in, for example, a visit to the advertiser’s website for special promotions, or direct connection to an advertiser’s local or toll-free hotline to hear about exciting offers.

We also have a proprietary online advertisement management system enabling advertisers to target categories of users grouped according to one or more common demographics, including, but not limited to, age, income, gender, marital status, device brand and model, telecommunications carrier, geographic location and lifestyle preferences.

Through the easy-to-use Ad management system, advertisers will be able to control, in real time, the timing, frequency and intervals of the display of advertisements for each category of subscribers.

Our application can be downloaded to a user’s mobile handset wirelessly, from our website, or through a mobile operator’s website.  It can also be pre-embedded on the mobile device at the time of purchase, or pre-embedded on the mobile operator’s SIM cards.

Item 1.  DESCRIPTION OF THE BUSINESS - continued

PRODUCTS - continued

Subscribers

To subscribe to the service, users will be required to provide basic demographic information such as their age, gender, and marital status, their mobile telephone number, details specific to their mobile handset, contact information, and their lifestyle category preferences.  Each subscriber can choose the maximum number of advertisements per day he or she desires to receive so as not to be overwhelmed by the service, and may opt-in and out of the service at anytime.

Subscribers will be rewarded for each advertisement he or she views on their mobile handset, through reward points or other financial incentives.  We have developed a proprietary eWallet module, into which all rewards will be tracked, deposited and/or stored, and which subscribers will be able to redeem to receive their incentives.

Advertisers

We will capture subscriber data that enables us to direct communications to a highly targeted audience, based on each subscriber’s individual preferences.  Advertisers will determine the number of subscribers within a specified demographic category that they wish to target with advertisements, the timing and frequency each recipient will receive the advertisement, and the total number of advertisements to be delivered to the recipients within a specific time period.

We have also developed an additional sales model which includes an auction format in which advertisers bid on the right to deliver advertisements to categories of subscribers, which are based on subscriber demographics.  The system will set a minimum base rate for each category of subscriber, and the advertiser that bids the highest price per advertisement view, which must not be lower than the minimum base rate, will win the auction.  The minimum base rates shall be set to result in our receipt of profit for each advertisement that is viewed.  If an auction results in the sale of a category at a price higher than the minimum base rate, we would receive some or all of the excess profit.

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

PRODUCT DEVELOPMENT

During 2008, we spent $1,820,207 (2007 - $2,307,077) on programming and development activities.

INDUSTRY OVERVIEW

Mobile Marketing

According to the Cellular Telecommunications Industry Association (CTIA), as of June 2008 there were over 262.7 million mobile telephones in circulation in the United States alone, and it is estimated that there are currently over 3.3 billion mobile telephones in use globally.  It is expected that this number will rise to approx. 5.6 billion by 2013 (Worldwide Cellular User Forecasts, 2008-2013). The wireless industry has recently begun to focus on the potential of mobile marketing and is exploring ways to help generate additional revenue, increase average revenue per use, and reduce churn.

Industry sources estimate that the value of wireless advertising and transactions worldwide will be between $9.6 billion (Shosteck Group) and $19 billion (ABI Research) by 2010.  Mobile telephones offer a unique opportunity for advertisers.  As the technology evolves it is expected that an advertiser will be able to deliver a message to their targeted recipient close to the moment of intent, or when they are positioned to buy.

Item 1.  DESCRIPTION OF THE BUSINESS - continued

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

In addition, the real estate on a mobile telephone is very small, which we believe makes banner advertising ineffective on a WAP browser.  Users are generally more interested in the content they are searching and may deem banner advertisements intrusive to their search query.  In addition, banner advertisements can only be directed to mobile telephone users who surf the web on their mobile telephones, however, it is estimated that less than 20% of consumers use their mobile telephone to browse the internet.

COMPETITION

Third Screen Media, Screen Tonic, Ad Mob and Enpocket are some of our significant competitors. Their method of advertisement delivery consists of launching a web browser on a mobile handset which displays a banner advertisement across the top of the page, which is targeted to the web site being visited.  Although we believe our products have certain advantages over the products currently offered by our competitors, the mobile advertising industry is very competitive.  Many of our competitors, such as Third Screen Media have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than us.  They can also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

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

Item 1.  DESCRIPTION OF THE BUSINESS - continued

INTELLECTUAL PROPERTY - continued

We own the following domain names, and have copyrights on the content on the websites operating under those domain names:   myscreen.com, myscreenmobile.com, myscreen.bz, myscreen.com.mx, myscreen.sh, myscreen.uk.com, myscreen.uy.com, , myscreen.kids.us, myscreen.ws, myscreen.la, myscreen.me, myscreen.br.com, myscreen.de.com, myscreen.eu.com, myscreen.in, myscreen.jp, myscreenblue.com, myscreenbluu.com, myscreenenabled.com, myscreenenabled.net, myscreenmobile.net, myscreenmobile.biz, myscreenmobile.in, myscreen.com.pk, myscreen.net.pk, myscreen.org.pk and myscreen.pk.

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

EMPLOYEES & CONSULTANTS

As of October 5, 2009, we had 11 full-time employees and 1 full-time consultant, including 5 in product development, 2 in sales, 2 in administration, 2 in business development and 1 in creative design.

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

Item 1A.  RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Item 1A.  RISK FACTORS - continued

We immediately need additional funding to continue our operations. If we are unable to obtain additional funding, we may be required to cease operations and you could lose your investment.

We need substantial amounts of additional capital in the near term, to continue our operations.  At the present time, we are not generating any revenue, and our cash reserves are very low. As of October 9, 2009, cash and cash equivalents were almost zero, while our outstanding debt and accrued liabilities exceeded one million five hundred thousand dollars ($1,500,000). In addition, our monthly operating expenses are approximately $300,000.   As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to quickly obtain additional financing, and ultimately achieve and maintain profitable operations. We are in the process of seeking additional capital through the issuance of debt and/or equity securities. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful or that we will be able to continue as a going concern.  If we are unable to obtain such additional funding, we may be required to cease operations and you could lose your investment.

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

We have recently undergone significant expansion of our operations, and anticipate that further significant expansion of our present operations will be required to capitalize on the potential growth in market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We expect to add a significant number of additional key personnel in the future, including key managerial, sales and technical employees who will have to be fully integrated into our operations. To manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

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

The market for mobile advertising services is in the early stages of development, and if that market does not develop as we anticipate, it will have a material adverse effect on our business, prospects, financial condition and results of operations.

Mobile marketing and advertising, in general, are in the early stages of development. Our future revenue and profits are substantially dependent upon the widespread acceptance, growth, and use of mobile telephony as effective advertising medium.  Most advertisers have generally relied upon more traditional forms of media advertising and have no, or only limited, experience advertising on mobile telephones. Mobile marketing may not be accepted by advertisers and/or consumers for many reasons. If advertisers or consumers reject our services, or opt-in mobile advertising in general, the commercial utility of our technology and services may not develop as we anticipate.

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

We may experience downward pressure on our future advertising revenues if advertisers do not obtain a favorable return on investment from our mobile advertising in comparison to traditional advertising or mobile advertising offered by competitors.  Our technology employs certain filtering processes with respect to the quality and demographics of the consumer traffic to which our advertisers’ messages will be targeted, including, having our customers complete a registration on which they identify their lifestyle preferences and other demographic information.  In addition, we will limit the number of paid advertisements each consumer may receive per day, to, among other things, decrease the risk that consumers will become inundated with too many advertisements, thereby reducing the effectiveness of each advertisement.  There is a risk, however, that a certain number of advertisements will be directed to consumers deemed to be less valuable by our advertisers.  This may adversely affect the return on investment of our advertisers, harm our relationships with our advertisers and slow the growth of, or prevent us from growing, our advertiser base, which would adversely affect our revenues.

We will depend on mobile telecommunication providers to attract a significant percentage of our customers, and if we are unable to effectively develop relationships with mobile telecommunication providers or any of our relationships with them deteriorates or terminates, we may be unable to attract customers, which would adversely affect our business and results of operations.

To succeed, we must attract and retain a large number of customers on a cost-effective basis. We will rely on a variety of methods to attract customers, namely by partnering with telecommunications providers to promote our services to their customers. As a result, we expect that many of our customers will be generated through our telecommunication provider partners. If we are unable to grow our base of telecommunications provider partners or maintain relationships with our existing partners, or our partners do not adequately promote our services, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.  In addition, if our network of telecommunications providers does not grow and does not improve over time, advertisers may reduce or terminate their business with us, which would have an adverse effect on our revenue and results of operations.

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

In addition, a successful claim of patent or trademark infringement against us and our failure or inability to obtain a license for the infringed or similar technology or trademark on reasonable terms, or at all, could have a material adverse effect on our business.  Also, an adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages, if we willfully infringe, and, also, could put our patent applications at risk of not being issued.

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

In obtaining advertisements, we may rely on the content and information provided to us by our advertisers or advertiser network partners on behalf of their individual advertisers. We may not investigate the individual business activities of these advertisers other than the information provided to us, or analyze the legality of, or verify the accuracy or content of advertisements. As a result, we may not successfully avoid liability for unlawful activities carried out by our advertisers and other users of our services.

Item 1A.  RISK FACTORS - continued

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

Although we believe our product and services have certain advantages over the products and services currently offered by our competitors, the mobile advertising industry is very competitive.  Many of our competitors, such as Third Screen Media, which was purchased by a division of AOL, have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than us.  They can also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.  If we are unable to successfully compete in our markets, our operating results will be adversely affected.

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

We have not fully completed commercial development of our mobile marketing platform and tested it on a large scale.

We have not yet fully completed the commercial development of our mobile marketing technology and tested our platform on a large scale.  The inability to successfully complete development of our technology and introduce our service would have a material adverse affect on our business and operations. In addition, the mobile telecommunications industry is characterized by rapidly changing technology with continuous improvements.  We may not successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis and new technologies, new services or enhancements we use or develop may never achieve market acceptance.  If we fail to address these developments, our business, operating results and financial condition will be materially adversely affected.

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

We may develop or implement adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Also, although we maintain property insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

We rely on third party technology and service providers, and a failure of such technology or services could adversely affect our business and reputation.

We rely on third party providers for components of our technology platform, such as hardware and software, and on mobile telecommunications providers for the delivery of our service. A failure or limitation of any third party technology, or of service or available capacity by any of these third party service providers could adversely affect our business and reputation.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by merchants could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions. If is a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our advertisers and potential advertisers, could substantially reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

Providing our products to customers outside the United States exposes us to risks inherent in international business.

We expect to offer our service outside of the United States. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

Item 1A.  RISK FACTORS - continued

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

We will need additional funding to pursue our business strategy. Additional funding may not be available to us and our financial condition could therefore be adversely affected.

We will require additional funding to meet our ongoing obligations and to pursue our business strategy. There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.

We are subject to foreign exchange risk

The company has offices outside of the United States and as such is subject to foreign exchange risks on expenses related to those countries. The company expects to open other offices and incur expenses and earn revenues in other countries. Currently the company does not hedge its foreign exchange exposure.

Risks Related to Our Securities

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

Item 1A.  RISK FACTORS - continued

We may issue shares of preferred stock without stockholder approval that could have a material adverse effect on the market value of the common stock.

Our Board of Directors (“Board”) has the authority to issue a total of up to 3,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, the issuance of preferred stock could have a material adverse effect on the market value of the common stock.

Our future sales of our common stock could adversely affect its price and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes preferred stock, which carries special rights, including voting and dividend rights. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

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

Item 1A.  RISK FACTORS - continued

Our common stock is controlled by a small number of shareholders

Approximately 70 percent of the issued common stock is controlled by four individuals or corporations. As such, acting together they have effective control over the company.

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

Item 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened; except a former consultant has claimed that he is entitled to shares of common stock of the Company, although he has not filed a formal complaint.  The Company believes such claim does not have merit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2008, certain holders of shares of our outstanding common stock executed Shareholder Undertakings under which they agreed, at the next meeting of stockholders, to vote all of their shares of common stock to approve and ratify a Securities Purchase Agreement dated May 15, 2008, entered into between us and Weather Investments, S.P.A., pursuant to which in exchange for $10,000,000, we sold 12,500,000 shares of common stock along with a Warrant to purchase 20,000,000 shares of our common stock. Pursuant to the provisions in the Purchase Agreement, Weather Investments, SPA instructed the shares as well as the Warrant to be issued in their affiliates name Orascom Telecom Holdings, S.A.E.

On December 31, 2008, the holders of a majority of the outstanding shares of our common stock executed a written consent approving of the Employment Agreement we entered into with Maurizio Angelone and the issuance to Mr. Angelone of 3,000,000 shares of our common stock and options to purchase up to 7,000,000 shares of our common stock.  On the same day, the same shareholders executed a Voting Agreement under which they agreed to nominate and elect Mr.  Angelone to our Board of Directors, as long as he remains employed by the Company, and to approve all equity compensation plans required to be established for the benefit of Mr. Angelone under the Employment Agreement.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the over-the counter market, and quoted on the NASDAQ (National Association of Securities Dealers Automatic Quotation)_Inter-dealer Quotation System under the symbol “MYSL.PK”.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

The table below sets forth the reported high and low bid prices for the periods indicated.

	High	Low
FY 2008
Fourth Quarter	$1.80	$0.90
Third Quarter	$2.71	$1.60
Second Quarter	$3.20	$0.71
First Quarter	$1.75	$0.60

FY 2007
Fourth Quarter	$3.12	$1.20
Third Quarter	$3.14	$2.18
Second Quarter	$5.00	$2.00
First Quarter	NA	NA

The information in the table above has been gathered from Yahoo Finance.  The above quotations may not represent actual transactions.

As of December 31, 2008, there were approximately 231 holders of record  of Common Stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

The Company has never paid a dividend on its common stock.  It is our present policy to retain all earnings to provide funds for our future growth.

Recent Sales of Unregistered Securities

On January 18, 2008, we issued 300,000 shares of common stock to an individual in exchange for consulting services provided to us by such individual.

On January 23, 2008, in exchange for a purchase price of $175,000, we issued each of one entity and one individual 87,500 shares of common stock, together with a warrant to purchase 87,500 shares of common stock exercisable at $1.00 per share.

On January 30, 2008, we agreed to issue an aggregate of 1,395,000 shares of common stock to 13 individuals and one entity, in exchange for services provided to us by such individuals and entity.  We issued those shares on April 23, 2008.

On February 4, 2008, in exchange for $75,000, we issued a consultant a convertible Debenture in the principle amount of $75,000.  As part of the same transaction, on March 31, 2008, we issued the consultant a warrant to purchase 125,000 shares of common stock exercisable at $1.00 per share.  On March 31, 2008, the consultant converted the debenture into an aggregate of 125,000 shares of common stock.  Those shares were issued on May 23, 2008.

On February 19, 2008, in exchange for $75,000, we issued a consultant a convertible Debenture in the principle amount of $75,000.On March 12, 2008, in exchange for $200,000, we issued the same consultant a second convertible Debenture in the principle amount of $200,000.On March 19, 2008, in exchange for $50,000, we issued the same consultant a third convertible Debenture in the principle amount of $50,000.  On March 31, 2008, and in connection with the issuances of the three debentures, we issued the investor one warrant to purchase 541,666 shares of common stock having exercise prices of $1.00 per share.  On March 31, 2008, the consultant converted all three debentures into 541,666 shares of common stock, 441,666 of which were issued to the consultant on May 23, 2008, and 100,000 of which were issued on June 26, 2008, to a third party at the written direction of the consultant.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

On March 31, 2008, the holder of three debentures we issued during 2007 converted the debentures into 287,667 shares of common stock.  Those shares were issued on May 22, 2008.

On March 31, 2008, we agreed to issue an individual, 75,000 shares of common stock as compensation due under an Employment Agreement entered into between us and such individual on January 1, 2008.  We issued the shares on June 13, 2008

On April 3, 2008, we agreed to issue one entity 475,000 shares of common stock, together with a warrant to purchase 1,163,000 shares of common stock having an exercise price of $1.00 per share, in exchange for services provided to us by such entity.  We issued the warrant on April 3, 2008, and the shares on June 9, 2008.

On April 3, 2008, we agreed to issue one entity, 100,000 shares of common stock in exchange for services such entity provided to us.  We issued the shares on June 11, 2008.

On April 18, 2008, we issued one entity a warrant to purchase 1,895,768 shares of common stock having an exercise price of $1.00 per share, in exchange for services provided to us by such entity.

On April 18, 2008, we agreed to issue one entity 1,731,281 shares of common stock in exchange for services provided to us by such entity.  We issued the shares in three installments between May 23, 2008 and June 26, 2008.

On April 18, 2008, we agreed to issue two entities 1,446,830 shares of common stock and warrants to purchase 750,930 shares of common stock having exercise prices of $1.00 per share, in exchange for services provided to us by such entities.  We issued the warrants on April 18, 2008, and the shares on June 26, 2008.

On April 18, 2008, in exchange for $150,000, we agreed to issue an individual 250,000 shares of common stock, together with a warrant to purchase 150,000 shares of our common stock, having an exercise price of $1.00 per share. We issued the warrant on April 18, 2008, and the shares on May 14, 2008.

On April 18, 2008, we issued one entity a warrant to purchase 1,895,768 shares of our common stock having an exercise price of $1.00 per share, in exchange for services provided to us by such entity.

On May 22, 2008, in exchange for $10,000,000 in cash, we issued Orascom Telecom Holdings, S.A.E., 12,500,000 shares of common stock along with a warrant to purchase 20,000,000 shares of our common stock having an exercise price of $2.00 per share.

Effective May 28, 2008 the Company cancelled 523,539 issued shares to a related party shareholder to reflect a revised agreed upon amount for the services previously provided.

On May 28, 2008, we agreed to issue one entity, 100,000 shares of common stock in exchange for services such entity provided to us.  We issued those shares on June 11, 2008.

On June 30, 2008, we issued an individual, 75,000 shares of common stock as compensation due under an Employment Agreement entered into between us and such individual on January 1, 2008.

On November 10, 2008, we issued 4,000,000 shares of common stock to one entity in exchange for certain technology related to our mobile advertising technology. As a result of a review of significant transactions by a special committee of the Board of Directors this entity agreed to cancel 2,000,000 shares. The cancellation was completed on September 30, 2009.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

On November 10, 2008, we issued an entity 1,250,000 shares of common stock, in exchange for services provided to us by such entity.

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

Issuer Purchases Of  Equity Securities

The Company did not repurchase any shares during the fiscal year ended December 31, 2008.

Equity Compensation Plan Information

As of the end of the fiscal period ending December 31, 2008, our board authorized the issuance of options to purchase up to an aggregate of 4,500,000 shares of common stock to certain officers, employees and directors.  The effectiveness of all of the options is conditioned upon the approval by our stockholders, of our 2008 Long-Term Incentive Plan, which we plan to submit to our stockholders for approval at our 2009 Annual Meeting of Stockholders.  All of the options have an exercise price per share of $1.00, and vest in 6 equal installments on December 31, 2008, June 30, 2009, December 31, 2009, June 30, 2010, December 31, 2010, and June 30, 2011.

Item 6.  SELECTED FINANCIAL DATA.

Not Required of Smaller Reporting Companies.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole.  To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.  See “Special Note Regarding Forward-Looking Statements” at the end of this Item 6.  See also “Risk Factors,” in Part I, Item I of this Report.  The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing.

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION - continued

Overview - continued

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

Critical Accounting Policies and Estimates

The Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2008 and 2007.

Liquidity and Capital Resources

As of December 31, 2008, total assets were $2,873,007 and our assets included $2,227,734 in cash, including $2,196,599 in restricted cash, a demand note receivable including interest of $438,337, and $182,332 in property & equipment net of depreciation. For the fiscal year ended December 31, 2008, we recorded $99,679 in depreciation.  As of December 31, 2008, we had $90,560 in convertible promissory notes payable, net of discount, and $263,805 in accrued expenses.  Accrued expenses included legal and audit fees of $47,553 and payables to consultants of $194,802.  Our total liabilities as of December 31, 2008, were $354,365.

As of December 31, 2007, we had total assets of $95,545, including, $244 in cash, and $95,301 in property & equipment net of depreciation.  For the fiscal year ended December 31, 2007, we recorded $34,881 in depreciation.  As of December 31, 2007, we had outstanding, $431,500 in debentures that were convertible into common stock, $149,373 in advances due to a related party and $293,085 in accrued liabilities, consisting of accrued programming expenses of $280,913, and accrued interest of $12,172.  Our total liabilities as of December 31, 2007, were $873,958.

During fiscal 2008, in exchange for $10,000,000 in cash, we issued 12,500,000 shares of our common stock along with warrants to purchase 20,000,000 shares of our common stock having an exercise price of $2.00 per share.  Even with this financing, we need substantial amounts of additional capital in the near term to continue our operations.  At the present time, we are not generating any revenue, and our cash reserves are very low. As of October 5, 2009, cash and cash equivalents were almost zero, while our outstanding debt and accrued liabilities exceeded $1,500,000.  In addition, our monthly operating expenses are approximately $300,000.   As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to quickly obtain additional financing, and ultimately achieve and maintain profitable operations. We are in the process of seeking additional capital through the issuance of debt and/or equity securities. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful and that we will be able to continue as a going concern.  If we are unable to obtain such additional funding, we may be required to cease operations.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION - continued

Results of Operations for the Years Ended December 31, 2008 and 2007.

Income

We acquired and began further developing our technology in 2007, and continued developing our technology throughout 2008.  We had no income during the years ended December 31, 2008 or 2007.

Expenses

During the year ended December 31, 2008, we incurred $46,043,775 in operating expenses, $38,515,603 of which were consulting fees and $1,802,207 of which was primarily related to programming.  Programming payments were all made to third party service providers and were expensed as incurred.  Included in programming is $1,022,126 relating to a company controlled by one of our shareholders. Consulting expenses include $36,005,913 relating to the fair value of common shares and warrants issued to consultants for services provided. The warrants issued to Orascom Telecom Holdings, S.A.E. accounted for $23,861,952 of this amount.  We incurred $636,042 in advertising and promotion and $370,096 in travel and entertainment, mainly relating to the attendance at a number of trade shows. We incurred $227,593 in legal and audit costs. Selling, general and administrative expenses totaled $697,925 and includes $300,508 relating to premises, $53,629 in office supplies and $128,634 relating to telephone and communication expense.  An Impairment loss of $2,902,000 resulted from the full write off of the value ascribed to the shares issued in return for the purchase of technology related to our mobile advertising systems. We determined that the long term carrying value of the assets could not be supported and recorded the Impairment loss.

During 2008, we incurred $110,283 in interest expense relating to debt financing, $98,564 of which resulted from the beneficial conversion of convertible debentures and amortization of the beneficial conversion interest on the convertible promissory notes. Interest income of $45,851 was earned on cash. Accrued interest on the debt totaled $1,911.

During 2008, we incurred $112,935 in salary expense related to the granting on December 4, 2008, of 4,500,000 options to purchase shares of the Company’s common stock, having an exercise price of $1.00 per share.  Of the options granted, subject to shareholder approval, 750,000 options became vested on December 31, 2008. These options were valued using a Black-Scholes model in accordance with SFAS No.123R. There were no forfeitures during 2008.

In total, during 2008, the Company experienced a net loss of $46,108,207.

During the year ended December 31, 2007, we incurred $4,567,496 in operating expenses, $2,307,077 of which were primarily related to programming, and $1,979,221 of which were primarily related to consulting.   Programming payments were all made to third party service providers and were expensed as incurred.  Included in programming is $2,305,025 in payments made to a company controlled by one of our shareholders. Consulting expenses include $1,187,554 relating to the fair value of warrants issued to consultants for services provided. An Impairment loss of $10,000 resulted from the full write off of the value ascribed to the shares issued in return for certain patents and trademarks assigned to us. We determined that the long term carrying value of the assets could not be supported and recorded the Impairment loss.

During 2007, we incurred $472,486 in interest expense relating to debt financing, $460,315 of which resulted from the beneficial conversion of convertible debentures. Pursuant to EITF 98-5, we were required to fully amortize the debt discount as the debentures were fully convertible on the date of issuance.  Accrued interest on the debt totaled $12,172. During 2007, we experienced a net loss of $5,039,982.

Our Plan of Operation for the Next Twelve Months

As of the date of this report, we are continuing to develop our business of providing marketing and advertising tools for the mobile telecommunications industry.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.  We will need additional capital, which will likely come from issuing additional equity securities in 2009 and 2010.  The issuance of additional equity securities will likely dramatically dilute the equity ownership of our existing common stockholders.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION - continued

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a material adverse effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Working Capital

On May 15, 2008, we entered into a Securities Purchase Agreement with Weather Investments, S.P.A., under which in exchange for $10,000,000, we sold 12,500,000 shares of common stock along with a warrant to purchase 20,000,000 shares of our common stock.  Under the Securities Purchase Agreement, we agreed to set aside $3,000,000 in a separate bank account pursuant to an Escrow Agreement, and to use such amounts to fund certain technical expenditures.

Contractual Obligations and Other Commercial Commitments

The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments. All amounts below relate to agreements entered into subsequent to December 31, 2008.

	Payments Due During Fiscal Years Ending December 31,
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations:

Software development contract	2,249,550	2,249,550

Server Hosting IP Transit Contract	265,141	450,928	416,584	312,438

Convertible promissory note obligations

Convertible Debenture	500,000			500,000

Unrecorded Contractual Obligations:

Purchase obligations	NIL

On September 5, 2008, we issued two Convertible Promissory Notes which are convertible at the option of the holders into restricted shares of common stock at $1.50 per share. On September 11, 2009 the holders exercised their option and converted into 66,666 restricted common shares. On September 30, 2009, we issued a Convertible Debenture in the principal amount of $500,000 which is convertible into shares of common stock at $1.00 per share.

Warrants

As of December 31, 2008, we had warrants outstanding to purchase an aggregate of 25,434,697shares of our common stock, 20,000,000 of which are exercisable at $2.00 per share, and the balance of which are exercisable at $1.00 per share.  The warrants expire between October 2011 and May 2012.  For the twelve months ended December 31, 2008 and December 31, 2007, no warrants were exercised.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION - continued

Off-Balance Sheet Arrangements - continued

Common stock

The total number of shares of common stock outstanding as at December 31, 2008, was 129,172,098.

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf.  We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders.  Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

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

By their nature, all forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited, those set forth under Risk Factors, in Part I, Item I of this Report.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Required of Smaller Reporting Companies.

Item 8.  FINANCIAL STATEMENTS

The Financial Statements are included with this report commencing on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management was made aware of certain errors in our consolidated financial statements.  Such errors are deemed by management to have occurred due to material weaknesses in our controls and procedures. Accordingly, based on our assessment we have concluded that, as of December 31, 2008, our internal controls over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report. As stated previously, we were dormant from 1996 until April 2007. We intend to take steps to remediate these material weaknesses, including either engaging an outside consulting firm or hiring qualified staff with the requisite expertise to assist with certain complex accounting of our convertible securities and our long term incentive plan and to ensure timelier reporting.

Item 9A.  CONTROLS AND PROCEDURES - continued

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

Item 9B.  OTHER INFORMATION

None.

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name	Age	Position	Current Position Held Since
Maurizio Angelone	43	Chief Executive Officer & Director	2009
Terrence Rodrigues	53	President, Treasurer Secretary & Director	2007
Bruce MacInnis	51	Chief Financial Officer	2009
Raghunath Kilambi	43	Director	2008
James Bailey	47	Director	2008
Shane Carroll	45	Director	2009
Gino Porco	42	Chairman, Advisory Board	2008

 Maurizio Angelone joined MyScreen on May 1, 2009, and is currently the Chief Executive Officer and is a Director of the Company. Mr. Angelone spent 15 years with Nokia in senior executive roles, including his most recent position as Global Account Head for one of Nokia’s largest customers, Telefónica S.A., which has extensive operations in Europe and Latin America. Mr. Angelone held this position from January 2008 until April 2009. In January 2004, Mr. Angelone became Senior VP Customer and Market Operations for Latin America which generated over US$2 billion in revenue in 2007. Prior to this he was VP Latin America starting in May 2003 and prior to that was Managing Director Italy starting in June 2000.

Terrence Rodrigues served as our Chief Executive Officer from April 1, 2007 until May 1, 2009. From April 1, 2007 to the current date Mr. Rodrigues has served as a Director, President, Treasurer and Secretary. Previously, Mr. Rodrigues gained extensive expertise in real estate financing and management with companies such as Lehndorff Property Management and Royal Le Page. Mr. Rodrigues served as controller, treasurer and held a variety of financial positions within Lehndorff .While at Royal Le Page, Mr. Rodrigues served as controller/accounting manager, managing assets in excess of $200 million.  Mr. Rodrigues left  Royal Le Page in 2001 and is currently self employed providing consulting/ accounting services.  Mr. Rodrigues was previously a director of PSiGate Merchant Services and Products (2004-2007), a publicly traded Canadian venture company, and American Associates Group Inc. (2005-2007) an over-the-counter pink sheet company.  Mr. Rodrigues received his Bachelor of Commerce degree from the University of Toronto.  Thereafter, he articled at Clarkson Gordon (later known as Ernest and Young), and became a Chartered Accountant.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

Directors and Executive Officers - continued

Bruce MacInnis has served as our Chief Financial officer since September 15, 2009.  Between March 24, 2008 and April 17, 2009, Mr. MacInnis served as Chief Financial Officer and Corporate Secretary of Business Propulsion Systems Inc.  Between September 4,2001 and August 2, 2007, he served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Bioscrypt, Inc.

Raghunath Kilambi is currently serving as one of our Directors. He was our Chief Financial Officer from June 2008 until September 2009.  Between May 2003 and March 2008, Mr. Kilambi served as Chief Executive Officer, and a Director of Swiss Medica, Inc.  Between 2001 and 2003, Mr. Kilambi served as a general partner of a merchant banking firm focused on technology and health care.   Between 1998 and 2000, Mr. Kilambi served as Chief Financial Officer, and as a director, of a California- based application service provider that had a peak NASDAQ market capitalization of over $2 billion. Between 1990 and 1993, Mr. Kilambi was the principal of a technology investment banking group, and worked in senior financial roles at a consumer food company.  Mr. Kilambi began his career with Touche Ross & Co. (now Deloitte and Touche) and holds the Canadian Chartered Accountant professional designation.  Mr. Kilambi earned a Bachelor of Commerce in Finance and Accounting and a Graduate Diploma in Public Accounting from McGill University in Montreal, Canada.

James Bailey is currently serving as one of our directors, a position he has held since June 2008.  Mr. Bailey has 15 years of experience in telecommunications, media and technology, most of which he gained internationally in the United Kingdom, Europe, the Middle East and Africa.  Mr. Bailey began his career with a global satellite provider INMARSAT in September 1994 before moving into fixed line telecommunications and cable television with NYNEX Cable Comms in May 1995 which merged into Cable & Wireless Communications in September 1997. He spent two years as Director of Mergers and Acquisitions and subsequently Vice President, Strategic Development of an Application Service Provider in Canada FutureLink, beginning in September 1999 before moving to Europe where he served as Chief Financial Officer of Telecel International, a subsidiary of Orascom Telecom Holdings SAE, an international mobile operator working in GSM and WiMAX from April 20002 until September of 2003 when he became Chief Executive Officer. Mr. Bailey returned to Canada in July 2007 where he is currently President of a private consulting company providing advice in financial and strategic planning, M&A and fund-raising to companies in a range of sectors including TMT.

Shane Carroll joined the Board of Directors in July 2009. Mr. Carroll has spent the last 25 years in the travel industry working in Canada, Ireland and England. In 1999 Mr. Carroll returned to Canada and joined itravel 2000 as Executive Vice President, Product Development, he was promoted to Deputy Chief Operating Officer, and in 2005 became Chief Operating Officer. He negotiated the sale of itravel2000 to a British public company Travelzest PLC. Mr. Carroll left itravel2000 in September 2009 and is currently self employed providing consulting services.

Gino Porco is currently serving as Chairman of our Advisory Board, a position he has held since April 2008. Mr. Porco has overseen the development of our technology initiatives from planning stage through development and performance testing. Mr. Porco has supervised multiple development teams working on both network development and infrastructure and device applications and technologies, driving our various core offerings.  Since September 2002, Mr. Porco has been President of Envenia Networks, which designs and implements best-of-breed, carrier-class voice networking solutions.  Mr. Porco has consulted on various telecommunication projects, lending expertise to the development of Sky Voice, Digital World, Power Telephone, Carrier and Compu-call communication, as well as various internet projects since its rise to prominence in the late 1990’s.

Directors’ Remuneration

During the period January 1, 2008 to December 31, 2008 Mr. Rodrigues was paid $11,466 for serving as a Director.  During the period July 1, 2008 to December 31, 2008 Mr. Bailey, was paid $20,286 for serving as a director.

Audit Committee

Our Audit Committee was established in November 2008.  The Audit Committee currently consists of one member, Shane Carroll, and is an "Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934.  Mr. Carroll is an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, and is "independent" as that term is defined in the rules of the NASDAQ stock market.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

Audit Committee - continued

In addition, our board of directors has determined that Mr. Carroll is financially sophisticated as defined by the SEC rules and our audit committee charter.  Mr. Carroll has extensive experience reading, analyzing, and preparing GAAP financial statements and SEC reports and filings.

Since our audit committee consists of one member, who was not appointed to the board of directors until July 2009, it did not hold any meetings during fiscal 2008.  On a going forward basis, our Audit Committee will  recommend the selection of independent public accountants, review the scope of approach to audit work, meet with and review the activities  of our internal accountants and the independent public accountants, make recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and review all Form 10-K Annual and 10-QSB interim reports.

Code of Ethics and Standards of Conduct

We have adopted a code of business conduct and ethics applicable to our directors, officers, and employees (including our principal executive officers, principal financial officer and principal accounting officer).  The Code of Ethics and Standards of Conduct is available on our website and may be found at www.myscreen.com and has been filed as an exhibit to this Form 10-K.  In the event that we amend or waive any of the provisions of the Code of Ethics and Standards of Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, we intend to disclose the same on our website and will disclose the same by filing a Form 8-K with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

We are aware of the following individual directors, officers or beneficial owners of more than ten percent of our Common Stock that, during the fiscal year 2008 or for the fiscal year 2007, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934:

1.           Terrence Rodrigues was elected as a director, and appointed as our Chief Executive Officer and Secretary, in April 2007.  Mr. Rodrigues did not file a Form 3 upon his election and appointment.  In addition, Mr. Rodrigues did not file a Form 5 for the fiscal year ended December 31, 2007.

2.           In May 2007, we issued each of Pap Capital, Inc., and Vroom Vroom Group, Inc., 9,312,500 shares of common stock, which constituted over ten percent of our outstanding common stock.  Gino Porco, the sole shareholder, officer and director of PAP Capital, Inc., and Vroom Vroom Group, Inc., did not timely file a Form 3 reporting both of such issuances, or a Form 5 for the fiscal year ended December 31, 2007.  During 2008, we made four separate issuances of securities to Gino Porco, or entities he controls.  Mr. Porco did not timely file Form 4s reporting any of those issuances.

3.           On June 13, 2007, we issued Trans Stahl Ltd., 35,000,000 shares of common stock, which represents over 10% of our outstanding common stock.  Trans Stahl Ltd. did not timely file a Form 3 reporting such issuance, or a Form 5 for the fiscal year ended December 31, 2007.   On June 11, 2008, we issued Trans Stahl Ltd., 100,000 shares of common stock.  Trans Stahl Ltd. did not timely file a Form 4 reporting such issuance.

4.           On December 4, 2008, our Board approved the issuance to James Bailey and Terrence Rodrigues, two of our directors, of options to purchase 500,000 shares of common stock.  On December 4, 2008, our Board also approved the issuance to Raghunath Kilambi, a director and our Chief Financial Officer, of options to purchase 1,000,000 shares of common stock.  Neither Mr. Bailey nor Mr. Kilambi timely filed a Form 4 reporting such issuance.  Mr.Rodrigues has not filed a Form 4 reporting such issuance.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We were dormant during the fiscal year ended December 31, 2006, and did not pay any compensation to any named officers or directors in 2007. The following table sets forth the total compensation paid to or accrued for the fiscal year ended December 31, 2008, to our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation	Total
Terrence Rodrigues, Director, President, Secretary and Past Chief Financial Officer	2008	0	0	0	0	12,548(1)	0	11,466(2)	24,014

Raghunath Kilambi, Director and Chief Financial Officer	2008	97,200	0	0	0	25,097(3)	0	63,500(4)	185,797

James Bailey, Director	2008	0	0	0	0	12,548(5)	0	70,286(6)	82,834

Gino Porco, Chairman, Advisory Board	2008	121,500	0	0	205,200(7)	25,097(8)	0	1,022,126(9)	1,373,923

James Wicks, former Director, President, Secretary and Chief Financial Officer	2007	0	0	0	0	0	0	0	0
___________________

(1)	Represents the dollar amount of options to purchase 500,000 shares of the Company’s common stock, having an exercise price of $1.00 per share, that were issued on December 4, 2008.
(2)
Includes $11,466 in compensation paid to Mr. Rodrigues for serving as a director between January 1, 2008, and December 31, 2008.  In April 2007, we issued Terrence Rodrigues, who was our sole director and officer, 10,004,000 shares of common stock (as calculated on a post 4 for 1 forward stock split ), in exchange for services to be provided under a Consulting Agreement.  We, however, mutually terminated and rescinded the Consulting Agreement on April 13, 2007, and cancelled the share issuance.

(3)	Represents the dollar amount of options to purchase 1,000,000 shares of the Company’s common stock, having an exercise price of $1.00 per share, that were issued on December 4, 2008.
(4)	Includes $63,500 for consulting services Mr. Kilambi provided to us prior to joining our board of directors.
(5)	Represents the dollar amount of options to purchase 500,000 shares of the Company’s common stock, having an exercise price of $1.00 per share, that were issued on December 4, 2008.
(6)
Includes $20,286 in compensation paid to Mr. Bailey for serving as a director between July 1, 2008, and December 31, 2008, and $50,000 paid to Mr. Bailey in exchange for consulting services he provided prior to joining our board of directors.

(7)
On June 13, 2008, we issued Mr. Porco 150,000 shares of common stock, as compensation for employment services provided to us from January 2008 through June 2008.  The shares were valued at $ 1.367 per share, for an aggregate value of $205,200.

(8)	Represents the dollar amount of options to purchase 1,000,000 shares of the Company’s common stock, having an exercise price of $1.00 per share, that were issued on December 4, 2008.
(9)
Includes $1,022,126 relating to Envenia Networks, Inc., during 2008, in exchange for development services related to our technology.  Mr. Porco is the sole shareholder, officer and director of Envenia Networks, Inc.

Item 11. EXECUTIVE COMPENSATION - continued

Employment Agreements

Employment Agreement with Maurizio Angelone.   We entered into an Employment Agreement with Maurizio Angelone dated January 14, 2009.  The agreement has a three (3) year term, which commenced on May 1, 2009 (the “Commencement Date”).  The agreement provides for a monthly salary of $29,166.66 and an annual cash bonus of up to $350,000 based on the achievement of milestones to be mutually agreed upon.  The agreement also provides for a signing bonus of $300,000.  The agreement provides for the issuance to Mr. Angelone of Three Million (3,000,000) shares of our common stock, vesting in 6 equal installments of 500,000 shares, six months, twelve months, eighteen months, twenty four months, thirty months and thirty-six months after the Commencement Date, if Mr. Angelone is employed as of the applicable vesting date.  The agreement also provides for the grant of options to purchase an aggregate of 7,000,000 shares of our common stock, having an exercise price of $1.00 per share.  Three Million (3,000,000) of the options vest in four equal installments six months, twelve months, twenty-four months and thirty-six months after the Commencement Date.  Four Million (4,000,000) of the options vest upon the achievement of certain milestones related to our earnings, the launch of our advertising platform for mobile devices in various countries, and the generation of advertising revenue.  Upon a change of control, all of Mr. Angelone’s options and stock grants automatically vest.  In addition, to the extent a change of control results in net proceeds to us or out stockholders, after payments of all debts, liabilities and other outstanding obligations, of more than $250,000,000, Mr. Angelone shall be entitled to receive (a) One Percent (1%) of the net proceeds between $250,000,000 and $500,000,000, (b) One and One-Half  Percent (1½%) of the net proceeds between $500,000,001 and $750,000,000, (c) Two Percent (2%) of the net proceeds between $750,000,000 and $1,000,000,000, (d) Three Percent (3%) of the net proceeds between $1,000,000,001 and $1,500,000,000, and (e) Four Percent (4%) of any net proceeds over $1,500,000,001.  We also agreed to provide Mr. Angelone and his family with medical benefits, and all other customary benefits afforded generally to our senior level executive employees located within the United States, and to pay expenses incurred by Mr. Angelone in relocating from Madrid, Spain to Miami, Florida.  We also agreed to provide Mr. Angelone with a monthly automobile allowance of $1,500, and to reimburse Mr. Angelone for all reasonable car insurance, fuel, and vehicle maintenance expenses.   We further agreed to provide Mr. Angelone with a housing allowance of $3,500 per month for no less than the first 12 months after Mr. Angelone’s relocation to Miami, Florida.  Mr. Angelone is entitled to six (6) weeks of paid vacation each calendar year during the Term.  If we terminate Mr. Angelone, without cause, we must pay his base salary and benefits for the greater of twelve (12) months and the remainder of the Term, and all 3,000,000 shares of common stock granted to Mr. Angelone as described above shall automatically vest.  In addition, Mr. Angelone is entitled to receive up to twelve months of salary and benefits upon a termination as a result of his death or disability.

Employment Agreement with Gino Porco. On January 1, 2008, we entered into an Employment Agreement with Gino Porco, pursuant to which Mr. Porco serves as Chairman of our Advisory Board.  The Employment Agreement has an initial term of two years, and automatically renews for additional successive one year terms, unless either party provides the other with notice of termination sixty days prior to the end of the initial term or the applicable renewal term.  We agreed to compensate Mr. Porco through the issuance of 25,000 shares of our common stock each month.  Our board must review Mr. Porco’s base salary and performance on an annual basis and propose annual increases based on Mr. Porco’s performance.  We also agreed to pay Mr. Porco an annual bonus to be based on a set of objectives to be negotiated and mutually agreed upon.  We also agreed to pay Mr. Porco a bonus upon a change in our control, the nature and amount of which the parties would negotiate and be mutually agreed upon.

Mr. Porco is entitled to participate in any benefit plan sponsored or maintained by us for the benefit of our senior officers, including, without limitation, any group life, medical, disability insurance or similar plan or program.  If Mr. Porco terminates his employment for good reason (as defined in the Employment Agreement), or we terminate the Agreement without cause (as defined in the Employment Agreement), and Mr. Porco executes a release of all claims against us, we must, in addition to paying Mr. Porco amounts earned prior to such termination, (1) pay Mr. Porco one year of base salary, (2) to the extent permitted by law, provide Mr. Porco with continued coverage for twelve months under all medical, dental, vision and prescription drug benefit plans, or pay Mr. Porco the amount of the premiums therefore, (3) pay Mr. Porco any annual bonus to which he would otherwise be entitled for the calendar year during which such termination occurs, and (4) accelerate all stock options held by Mr. Porco which are scheduled to vest during the 12 month period following the termination.

On July 1, 2008, we executed an Amendment to the Employment Agreement which changed the compensation from the issuance to Mr. Porco of 25,000 shares per month, to the payment to Mr. Porco of $CDN 25,000 per month. Mr. Porco was paid $CDN 25,000 per month from July 1, 2008 to December 31, 2008. To date, we have not negotiated or agreed upon the objectives on which Mr. Porco’s annual bonus shall be based or the nature and amount of the bonus to be paid to Mr. Porco upon a change in control.

 On August 12, 2009, we executed an Amendment to the Employment Agreement effective April 1, 2009, which changed the monthly compensation to Mr. Porco from the payment of $CDN 25,000 per month, to the monthly issuance to Mr. Porco of a number of shares of restricted common stock of My Screen, equal to $CDN 25,000 divided by the average share price for My Screen’s common stock for the 20 days prior to the first day of each month. Mr. Porco received 106,286 restricted common shares on October 26, 2009 for the period April 1, 2009 to September 30, 2009.

Item 11. EXECUTIVE COMPENSATION - continued

Stock Option Grants in the past fiscal year

The following table sets forth the outstanding equity awards for each named executive officer and director, as of December 31, 2008.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Terrence Rodrigues, Director, President, Secretary, Treasurer and past Chief Financial Officer	83,333	416,667 (1)	$1.00	Dec. 4,2018
Raghunath Kilambi, Director and Chief Financial Officer	166,667	833,333 (2)	$1.00	Dec. 4,2018
James Bailey, Director	83,333	416,667 (1)	$1.00	Dec. 4,2018
Gino Porco, Chairman, Advisory Board	166,667	833,333 (2)	$1.00	Dec. 4,2018
___________________

(1)	Options vest in five equal installments of 83,333 shares on June 30, 2009, December 31, 2009, June 30, 2010, December 31, 2010 and June 30, 2011.
(2)	Options vest in five equal installments of 166,667 shares on June 30, 2009, December 31, 2009, June 30, 2010, December 31, 2010 and June 30, 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of October 26, 2009, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each named executive officer and/or director, and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Owned
Principal Stockholders

Trans Stahl Ltd 71 Vasileos Georgiou Street 803 Le Bois Apts., PolamosYermasoyas, Limassol Cyprus	35,100,000	22.5%
NAC Investments Inc. 28 Cedarbant Cr. Don Mills, ON, M3B 3A4 Canada	18,625,000	12.0%
PAP Capital, Inc. (1) 81 Chartwell Rd. Toronto, ON. M8Z 4G8 Canada	9,312,500	6%
Vroom Vroom Group, Inc.(1) 81 Chartwell Rd. Toronto, ON. M8Z 4G8 Canada	9,312,500	6%
Gino Porco (1)(2) 81 Chartwell Rd. Toronto, ON. M8Z 4G8 Canada	30,691,080	19.7%
Orascom Telecom Holdings, S.A.E. (3) 2005A Nile City Towers South Tower, Cornish El Nile Ramlet Beaulac, Cairo Egypt 11221	32,500,000	20.1%

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS - continued

Named Executive Officers
Maurizio Angelone (4) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	3,750,000	2.4%
Terrance Rodrigues(5) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	166,666	0.1%
James Wicks c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 300 Toronto, Ontario, Canada, M5R 1B9	0	0%
Raghunath Kilambi (6) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 300 Toronto, Ontario, Canada, M5R 1B9	333,333	0.2%
Gino Porco (1)(2) 81 Chartwell Rd. Toronto, ON. M8Z 4G8 Canada	30,691,080	19.7%
Directors
Maurizio Angelone (4) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	3,750,000	2.4%
Terrance Rodrigues(5) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	166,666	0.1%
Raghunath Kilambi (6) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	333,333	0.2%
James Bailey (5) c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	166,666	0.1%
James Wicks c/o My Screen Mobile, Inc. 70 Yorkville Avenue, Suite 30 Toronto, Ontario, Canada, M5R 1B9	0	0%
All Directors and Officers as a Group (5 Persons)	4,416,665	2.8%
_______________________

(1)  Mr. Porco is the sole shareholder, officer and director of PAP Capital, Inc., and is therefore, deemed to beneficially own 9,312,500 shares held of record by PAP Capital, Inc.   In addition, Mr. Porco is the sole shareholder, officer and director of Vroom Vroom Group, Inc., and is therefore, deemed to beneficially own 9,312,500 shares held of record by Vroom Vroom Group, Inc.  He is also the sole shareholder, officer and director of LBS Ventures, Inc., and is therefore, deemed to beneficially own 2,000,000 shares held of record by LBS Ventures, Inc.  Mr. Porco disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS - continued

(2) Includes options to purchase 333,333 shares of common stock having an exercise price of $1.00 per share, which are exercisable within 60 days of the date of this filing, which options were granted on December 4, 2008.

(3)Includes 12,500,000 shares of common stock, and a warrant to purchase 20,000,000 shares of common stock having an exercise price of $2.00 per share, which are exercisable within 60 days of the date of this filing.

(4)Includes options to purchase 750,000 shares of common stock having an exercise price of $1.00 per share, which are exercisable within 60 days of the date of this filing, which options were granted on May 1, 2009.  Also includes 3,000,000 shares of Company’s common stock, vesting in 6 equal installments of 500,000 shares, six months, twelve months, eighteen months, twenty four months, thirty months and thirty-six months after the date Mr. Angelone commencement employment with us.

(5)  All are options to purchase shares of common stock having an exercise price of $1.00 per share, which are exercisable within 60 days of the date of this filing, which options were granted on December 4, 2008.

(6)  Includes 333,333 options to purchase shares of common stock having an exercise price of $1.00 per share, which are exercisable within 60 days of the date of this filing, which options were granted on December 4, 2008.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 4, 2007, we entered into an Asset Purchase Agreement with Gino Porco, pursuant to which we acquired our current technology, and agreed to issue Mr. Porco 10,000,000 shares of our common stock, which at the time, constituted, and currently constitutes, more than 5% of our outstanding common stock.  The shares were valued at $0.001 per share, for a transaction value of $10,000.  On or about April 4, 2007, and in connection with entering into the Asset Purchase Agreement with Mr. Porco, we entered into a Development Agreement with Envenia Networks, Inc., pursuant to which Envenia Networks, Inc., agreed to provide development services related to the technology we acquired from Mr. Porco. Mr. Porco was and is the sole shareholder, officer and director of Envenia Networks, Inc. Under the terms of the Development Agreement, we paid Envenia, $2,826,770, between April 2007 and May 2008.

In April 2007 we issued Terrence Rodrigues, who was our sole director and officer, 2,501,000 shares of common stock in exchange for services to be provided under a Consulting Agreement.  We, however, mutually terminated and rescinded the Consulting Agreement on April 13, 2007, and cancelled the share issuance.  During the period January 1, 2008 and December 15, 2008 Mr. Rodrigues was paid $11,466 for serving as a Director.

On May 29, 2007, we issued 9,312,500 shares of common stock to each of Vroom Vroom Group, Inc., and PAP Capital, Inc., in exchange for consulting services.  The shares were valued at $0.001 per share, and therefore, each of those transactions had a value of $9,312.50.   Gino Porco, the holder of over 5% of our outstanding common stock, was and is the sole shareholder, officer and director of both PAP Capital, Inc., and Vroom Vroom Group, Inc.

On January 1, 2008, we entered into an Employment Agreement with Gino Porco, the beneficial owner of over 5% of our outstanding common stock, pursuant to which Mr. Porco serves as Chairman of our Advisory Board.  The Employment Agreement has an initial term of two years, and automatically renews for additional successive one year terms, unless either party provides the other with notice of termination sixty days prior to the end of the initial term or the applicable renewal term.  We agreed to compensate Mr. Porco through the issuance of 25,000 shares of our common stock each month.  On or about June 13, 2008, we issued Mr. Porco 150,000 shares of common stock as compensation for January 2008 through June 2008.  The shares were valued at $ 1.367 per share, for an aggregate value of $205,050.   On July 1, 2008, we executed an Amendment to the Employment Agreement which changed the compensation from the issuance to Mr. Porco of 25,000 shares per month, to the payment to Mr. Porco of CAN$25,000 per month.  We paid Mr. Porco CAN$150,000 between July 1, 2008 and December 31, 2008.  On August 12, 2009, we executed an Amendment to the Employment Agreement effective April 1, 2009, which changed the monthly compensation to Mr. Porco from the payment of CAN$25,000 per month, to the monthly issuance to Mr. Porco of a number of shares of restricted common stock of My Screen equal to $25,000 divided by the average share price for MyScreen’s common stock for the 20 days prior to the first day of each month. Mr. Porco received 106,286 restricted common shares on October 26, 2009 for the period April 1, 2009 to September 30, 2009.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

On May 27, 2008, we entered into an Exclusive Territory Agreement with Orascom Telecom Holdings, S.A.E. and Weather Investments, S.P.A., under which we granted Orascom, Weather and their subsidiaries, the exclusive right to promote and deliver our services within Algeria, Bangladesh, Canada, Egypt, Greece, Italy, North Korea, Pakistan, Tunisia and Zimbabwe.    We entered into the Exclusive Territory Agreement as a condition to the Securities Purchase Agreement dated May 15, 2008, between us and Weather Investments, S.P.A., pursuant to which in exchange for $10,000,000, we sold 12,500,000 shares of common stock along with a warrant to purchase 20,000,000 shares of our common stock which at the time constituted 10% of our outstanding common stock.  We had no business dealings with Weather or Orascom prior to May 15, 2008.

On May 28, 2008, we paid each of Raghunath Kilambi and James Bailey $50,000 as compensation for services they performed in connection with the closing of the $10,000,000 stock purchase transaction we entered into with Weather Investments, S.P.A.  Mr. Kilambi has served as a director and our Chief Financial Officer since June 1, 2008. Mr. Kilambi ceased being our Chief Financial Officer on September 15, 2009. Mr. Bailey has served as a director since June 1, 2008.

On May 28, 2008, we issued Trans Stahl Ltd., 100,000 shares of common stock in exchange for consulting services.  The shares were valued at $1.95 per share, and therefore, this transaction had a value of $195,000.  At the time of issuance, Trans Stahl Ltd., was the owner of more than 5% of our outstanding common stock.

On November 10, 2008, we entered into an Asset Purchase Agreement with LBS Ventures, Inc., pursuant to which we acquired certain technology related to our mobile advertising technology, in exchange for 4,000,000 shares of common stock which was subsequently mutually adjusted to 2,000,000 shares. In addition, cash consideration of $882,000 was paid.  The shares were valued at $1.01per share, and therefore, this transaction had a value of $2,902,000.  Gino Porco, the beneficial owner of over 5% of our outstanding common stock, was and is the sole shareholder, officer and director of LBS Ventures, Inc.

Between July 1, 2008 and December 31, 2008, we paid Raghunath Kilambi, a director and our Chief Financial Officer, 97,200 for serving as Chief Financial Officer.   In June 2008, we paid Mr. Kilambi $13,500 for consulting services he provided to us prior to becoming a director.

During the period July 1, 2008 to December 31, 2008 James Bailey, a director, was paid $20,286 for serving as a director.

On December 4, 2008, our Board approved the issuance to each of James Bailey and Terrence Rodrigues, two of our directors, of options to purchase 500,000 shares of common stock.  On December 4, 2008, our Board also approved the issuance to each of Raghunath Kilambi, a director and our Chief Financial Officer, and Gino Porco, the holder of more than 5% of our outstanding common stock, of options to purchase 1,000,000 shares of common stock.  All of the options approved on December 4, 2008, have an exercise price of $1.00 per share, which was the closing trading price of the common stock on that date, and vest in 6 equal semiannual installments, with the first installment vesting on December 31, 2008.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval Policy

We did not have an audit committee established prior to the engagement of our independent auditor and preparation of the financial statements and financial information disclosed in this Report.

To ensure the independence of our independent auditor and to comply with applicable securities laws, listing standards, and the Audit Committee charter, the Audit Committee is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by our independent auditors. For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audit, audit-related, and non-audit services to be performed by our independent auditor (the “Policy”).

The Chief Executive Officer appointed Madsen & Associates, CPA’s, Inc. as our independent accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2008.  Madsen & Associates CPA’s,Inc. has been our independent accountant since 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - continued

Principal Accountant Fees

Fees for fiscal years ended December 31, 2008 and 2007 were as follows:

	Fiscal 2008	Fiscal 2007

Audit Fees	$32,018	$9,800

Audit-Related Fees

Tax Fees	$650	$600

All Other Fees

Total Fees	$32,668	$10,400

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

PART IV

Item 15. EXHIBITS

(3.1)	Certificate of Incorporation of My Screen Mobile, Inc., as amended.

(3.2)	Bylaws of My Screen Mobile, Inc.

(10.1)	Exclusive Territory Agreement between My Screen Mobile, Inc., Orascom Telecom Holdings, S.A.E., and Weather Investments, S.P.A.

(10.2)
Securities Purchase Agreement between My Screen Mobile, Inc. and Orascom Telecom Holdings, S.A.E., which is incorporated herein by reference to Exhibit 10.1 of My Screen’s Current Report on Form 8-K filed on May 15, 2008.

(10.3)
Warrant Agreement between My Screen Mobile, Inc. and Orascom Telecom Holdings, S.A.E., which is incorporated herein by reference to Exhibit 10.1 of My Screen’s Current Report on Form 8-K filed on May 15, 2008.

(10.4)	Employment Agreement with Gino Porco.

(10.5)	Employment Agreement with Maurizio Angelone

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Audit Committee Charter

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2009.

MY SCREEN MOBILE, INC.

By:	/s/ Maurizio Angelone
Maurizio Angelone
Title
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2009.

By:	/s/ Maurizio Angelone	Director & Chief Executive Officer
Maurizio Angelone

By:	/s/ Bruce MacInnis	Chief Financial Officer
Bruce MacInnis

By:	/s/ Raghunath Kilambi	Director
Raghunath Kilambi

By:	/s/ James Bailey	Director
James Bailey

By:	/s/ Terrence Rodrigues	Director, President, Treasurer & Secretary
Terrence Rodrigues

By:	/s/ Shane Carroll	Director
Shane Carroll

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Accounting Firm	F-2

Balance Sheets for Periods Ended December 31, 2008 and 2007	F-3

Statement of Operations for the Periods Ended December 31, 2008 and 2007 and for the Period from Inception (January 10, 1996) to December 31, 2008 (Unaudited from January 10, 1996 to December 31, 2004)	F-4

Statement of Stockholders' Equity for the Period from Inception (January 10, 1996) to December 31, 2008 (Unaudited from January 10, 1996 through December 31, 2004)	F-5 to F-6

Statement of Cash Flows for the Periods Ended December 31, 2008 and 2007 and for the Period from Inception (January 10, 1996) to December 31, 2008 (Unaudited from January 10, 1996 to December 31, 2004)	F-7 to F-8

Notes to Financial Statements	F-9 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of My Screen Mobile, Inc.

We have audited the accompanying consolidated balance sheets of My Screen Mobile, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008, and for the period from inception (January 10, 1996) to December 31, 2008. My Screen Mobile Ins.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of My Screen Mobile, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, and for the period from inception (January 10, 1996) to December31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated losses of $54,196,339 since inception, has not attained profitable operations, and is dependent upon obtaining adequate financing to fulfill its planned activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah October 28, 2009

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

ASSETS
	December 31	December 31
	2008	2007
	$	$

CURRENT ASSETS:
Cash	31,135	244
Restricted cash	2,196,599	-
Prepaids	24,604	-
Note receivable	438,337	-
	2,690,675	244

Property and equipment (net)	182,332	95,301
		-

TOTAL ASSETS	2,873,007	95,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	263,805	293,085
Convertible debenture payable		431,500
Convertible promissory note payable, net of discount	90,560	-
Advances from related party		149,373

TOTAL CURRENT LIABILITIES	354,365	873,958

TOTAL LIABILITIES	354,365	873,958

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $.001 par value;
200,000,000 shares authorized;
129,172,098 and 106,868,193 shares issued and outstanding
at December 31, 2008 and 2007, respectively	129,171	106,868
Additional paid-in capital	56,585,810	7,202,851
Deficit accumulated during development stage	(54,196,339)	(8,088,132)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,518,642	(778,413)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2,873,007	95,545

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31	Year Ended December 31	January 10, 1996 (INCEPTION)
	2008	2007	To December 31, 2008
	$	$	$

REVENUE
Net sales	-	-	563,382
Cost of goods sold	-	-	516,031
Gross Profit	-	-	47,351

EXPENSES
Consulting	38,515,603	1,979,221	40,494,824
Programming	1,820,207	2,307,077	4,127,284
Advertising and promotion	636,042	53,135	689,177
Selling, general and administrative	697,925	89,504	3,787,551
Salaries and benefits	709,425	-	709,425
Depreciation	99,679	34,881	229,939
Travel and entertainment	370,096	27,914	398,010
Legal and audit	227,593	64,970	292,563
Foreign currency translation gain	62,946	-	62,946
Impairment loss on intellectual property intangible asset	2,902,000	10,000	2,912,000
Bank charges	2,259	794	3,053
Total Operating Expense	46,043,775	4,567,496	53,706,772
OPERATING (LOSS)	(46,043,775)	(4,567,496)	(53,659,421)

OTHER INCOME (EXPENSE):
Interest expense	(110,283)	(472,486)	(582,769)
Interest income	45,851		45,851
Total other expense	(64,432)	(472,486)	(536,918)

(Loss) before income taxes	(46,108,207)	(5,039,982)	(54,196,339)
Provision for income taxes	-	-	-

Net (loss)	(46,108,207)	(5,039,982)	(54,196,339)

NET LOSS PER COMMON SHARE -
- BASIC AND DILUTED	(0.38)	(0.05)
- DILUTED	(0.31)	(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC	119,980,814	106,325,088
- FULLY DILUTED	149,915,511	107,299,038

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 10, 1996 (INCEPTION) TO DECEMBER 31, 2008

			Additional	Deficit Accumulated	Total
	Common Stock		Paid in	During	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity
Balance January 12, 1996
(Date of Inception)	-	$-	$-	$-	$-
Issuance of common stock
from inception (Jan. 10, 1996) to
December 31, 1996	368,860	369	2,947,781		2,948,150
Net loss from operations
December 31, 1996				$(3,048,150)	(3,048,150)
Net loss from operations
December 31, 1997 to December 31 2006
1 for 100 reverse stock split
March 11, 2007
Issuance of common stock for
$100,000 liability April 4, 2007	15,996,000	15,996	84,004		100,000
Issuance of common stock
for intellectual property April 4,2007	10,000,000	10,000	-		10,000
4 for 1 forward stock split
May 11, 2007
Issuance of common stock for cash;
May 23, 2007	35,000,000	35,000	965,000		1,000,000
Issuance of common stock
for services May 29,2007	44,600,000	44,600	-		44,600
Issuance of common stock
for legal services July 23	20,000	20	56,580		56,600
Issuance of common stock
for management and financial
services August 24	250,000	250	702,250		702,500
Debenture converted at $1 per
common share; October 15, 2007	150,000	150	149,850		150,000
Issuance of common stock
for services; October 31, 2007	333,333	333	499,667		500,000
Issuance of common stock
for services; December 10, 2007	150,000	150	149,850		150,000
Beneficial conversion features from
issuance of convertible debentures			460,315		460,315
Stock Warrants issued for
consulting services			1,187,554		1,187,554
Net loss from operations
December 31, 2007				(5,039,982)	(5,039,982)
Balance at December 31, 2007	106,868,193	106,868	7,202,851	(8,088,132)	(778,413)

Issuance of common stock
for management and financial
services January 18	300,000	300	299,700		300,000
Issuance of common stock
for cash, January 23, 2008	175,000	175	174,825		175,000
Issuance of common stock
for services January 30 ,2008	1,395,000	1,395	1,393,605		1,395,000
Debentures converted into
common stock, March 31,2008	954,333	954	830,546		831,500
Issuance of common stock
for mgnt services March 31, 2008	75,000	75	69,675		69,750

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - continued

Beneficial conversion features from
issuance of convertible debentures			109,914		109,914
Fair value of stock warrants issued for
consulting services			707,799		707,799
Issuance of common stock
for services	3,753,111	3,753	4,067,169		4,070,922
Issuance of common stock April 18, 2009	250,000	250	149,750		150,000
Issuance of common stock May 22,2008	12,500,000	12,500	9,987,500		10,000,000
Cancelation of common stock					-
May 28 ,2008	(523,539)	(524)	524		-
Fair market value of warrants issued
with common stock, for services			27,869,492		27,869,492
Issuance of common stock
for services May 28 ,2008	100,000	100	194,900		195,000
Issuance of common stock
for mgn services June 30, 2008	75,000	75	135,375		135,450
Issuance of common stock
for LBS Ventures,Inc. November 10, 2008	2,000,000	2,000	2,018,000		2,020,000
Issuance of common stock
for services , November 10,2008	1,250,000	1,250	1,261,250		1,262,500
Fair market value of options issued			112,935		112,935
Net loss from operations
December 31, 2008				(46,108,207)	(46,108,207)
Balance December 31, 2008	129,172,098	129,171	56,585,810	(54,196,339)	2,518,642

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			FOR THE PERIOD FROM
	Year Ended December 31	Year Ended December 31	January 10, 1996 (INCEPTION)
	2008	2007	to December 31, 2008
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(46,108,207)	(5,039,982)	(54,196,339)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	7,428,622	1,453,700	8,882,322
Stock purchase warrants issued for services	28,577,291	1,187,554	29,764,845
Common stock options issued for services	112,935	-	112,935
Convertible note and debenture beneficial conversion interest	98,563	460,315	558,878
Bad debt expense	-	-	28,770
Impairment loss on intellectual property	2,902,000	10,000	2,912,000
Depreciation	99,679	34,881	229,939
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses and other assets	(24,604)	-	(16,938)
(Decrease ) Increases in accounts payable and accrued expenses:			-
Prepetition	-	-	(59,032)
Post petition	(29,280)	293,085	978,057
Decrease in settlement receivable	-	-	362,694
Advances from related party	(149,373)	149,373	-
(Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) operating activities	(7,092,374)	(1,451,074)	(10,511,208)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Cash paid for note receivable	(438,337)		(438,337)
Loans made to stockholders	-	-	(100,000)
Purchase of LBS assets	(882,000)		(882,000)
Purchase of property and equipment	(184,799)	(130,182)	(487,382)
Net cash ( used in ) investing activities	(1,505,136)	(130,182)	(2,026,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	400,000	581,500	981,500
Proceeds from issuance of convertible promissory notes	100,000		100,000
Proceeds from sale of preferred stock	-	-	3,500,000
Sale of common stock	10,325,000	1,000,000	11,325,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash provided by financing activities	10,825,000	1,581,500	14,765,284

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	2,227,490	244	2,227,734

CASH AND CASH EQUIVALENTS:
- beginning of period	244	-	-

CASH AND CASH EQUIVALENTS:
- end of period	2,227,734	244	2,227,734

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	9,808	-	20,476

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property	2,020,000	10,000	2,030,000
Issuance of common stock to settle accrued liabilities		100,000	100,000
Common stock issued for conversion of debenture	831,500	150,000	981,500
Cancelation of common stock	418,831

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

My Screen Mobile, Inc. (the "Company"), is organized for the purpose of developing or acquiring the expertise to produce computer software to be compatible with mobile phone technology. From 1996 until 2006, the Company was named Nouveau International, Inc. and experienced a period of dormancy, during which several reorganizations were attempted, but never completed. On April 19, 2007 the Company filed a Certificate of Amendment with the state of Delaware and changed its legal name and management was established with the above purposes planned.

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

Basis of Presentation

These consolidated financial statements include the accounts My Screen Mobile, Inc. and its wholly-owned subsidiary 2089207 Ontario Inc., with all inter-company transactions and balances having been eliminated.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash must be used to fund certain technical expenditures.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accrued expenses, and notes payable.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of stock option, warrants or conversion of debt to acquire common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

At December 31, 2008, the Company had issued and outstanding 129,172,098 common shares, and 25,434,697 common stock purchase warrants. All of the stock purchase warrants were potentially dilutive. The board authorized the issuance of options to purchase up to an aggregate of 4,500,000 shares of common stock to certain officers, employees and directors subject to approval by the stockholders. All stock options outstanding were potentially dilutive.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company occasionally will issue shares of stock and stock warrants in exchange for services. The Company values the issuance of shares based on the fair value of its stock on the date of issuance. The Company awards options to purchase shares to officers, employees and directors. The Company values the options it awards and the warrants it issues based on the Black-Scholes model and in accordance with SFAS No. 123R.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At December 31, 2008, the Company had accumulated losses of $54,196,339 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. The Company is currently seeking additional equity and debt financing to sustain its operations. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated Depreciation	Net	2007

Leasehold improvements	$70,276	$39,337	$30,939		$22,517

Computer equipment	$157,886	$63,482	$94,404		$21,706

Software	$9,192	$3,064	$6,128	$	NIL

Office furniture and equipment	$79,538	$28,677	$50,861		$51,078

Total	$316,892	$134,560	$182,332		$95,301

Total depreciation expense for the year ended December 31, 2008 was $99,679 (2007 - $34,881)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5 – INTANGIBLE ASSETS

On November 10, 2008 the Company issued 4,000,000 shares of its common stock and paid cash of $882,000 to purchase the assets of LBS Ventures, Inc. for a total purchase price of $4,922,000. Subsequently, the Company and LBS Ventures, Inc. agreed to reduce the consideration by 2,000,000 shares and the Company cancelled 2,000,000 shares. On April 4, 2007 the Company issued 10,000,000 shares of its common stock to acquire patents and intellectual property, for $10,000. The Company determined these intangible assets were impaired due to lack of foreseeable cash flows generated by these assets, and accordingly recorded an impairment loss of  $2,902,000 in 2008 and $10,000 in 2007.

NOTE 6 – CONVERTIBLE DEBENTURES

Convertible debentures mature four years from the date of issuance and all have the following interest rate payment schedule:  year 1 – 6%; year 2 – 8%; year 3 – 10%; year 4 – 12%. Interest is paid yearly, in arrears. The convertible debentures may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at conversion prices ranging from $0.60 to $1.63. All of the Convertible debentures were converted into restricted common shares on or before March 31, 2008. Debentures in the amount of $431,500 were outstanding on December 31, 2007. See the table below for additional information on the convertible debentures:

	Principal amount of Debenture	Maturity Date	Interest Rate	Conversion Price	FV of stock on date of issuance
#1	$200,000	May 9, 2011	See above	$1.50	$2.70
#2	$47,500	August 24, 2011	See above	$1.58	$2.75
#3	$184,000	August 31, 2011	See above	$1.63	$2.65
#4	$150,000	October 15, 2011	None	$1.00	$3.04
#5	$75,000	February 4, 2012	See above	$0.60	$0.98
#6	$75,000	February 19, 2012	See above	$0.60	$0.65
#7	$200,000	March 12, 2012	See above	$0.60	$0.70
#8	$50,000	March 19, 2012	See above	$0.60	$0.65

Each of the above convertible debentures contains a beneficial conversion feature as calculated using the provisions of EITF 98-5. For Debenture #4 above, the intrinsic value of the beneficial conversion feature was greater than the proceeds allocated to the convertible debenture. As such, the amount assigned to the debt discount was limited to the $150,000. For all 8 debentures, since the debt is convertible on the date of issuance, the amount of the related debt discounts were immediately charged to interest expense. See the chart below:

	Debt discount from beneficial conversion	Amount charged to interest expense
#1	$115,141	$115,141
#2	$35,174	$35,174
#3	$160,000	$160,000
#4	$306,000	$150,000
	Total	$460,315
#5	$47,500	$47,500
#6	$6,250	$6,250
#7	$33,333	$33,333
#8	$4,166	$4,166
	Total	$91,249

All debentures were converted into common stock of the Company at their respective conversion prices.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes mature three years from the date of issuance and have a 7.5% interest rate calculated and compounded annually.  Interest is paid semi annually in arrears. The convertible debentures may be converted at any time after the one year anniversary in whole or in part, at the option of the holders into restricted common shares of the Company at a conversion price of $1.50. The convertible promissory notes contain a beneficial conversion feature as calculated using the provisions of EITF 98-5. As the debt is convertible at any time after the one year anniversary $7,315 out of a total $18,666 of the related debt discount was charged to interest expense during the year ended December 31, 2008.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had an agreement with one of its shareholders (approximate 20% owner) whereby the shareholder’s company will perform programming services to the Company in developing its mobile phone technology. On occasion, the shareholder’s company has also advanced operating capital to the Company, on an as needed basis. There was no outstanding balance at December 31, 2008. No formal note payable has been established for such advances, and as such no related interest expense has been accrued. Total programming expenses recorded for this related party were $2,313,000 in 2007 and $1,022,126 for the year ended December 31, 2008. The Company and the shareholder agreed to cancel 523,539 previously issued shares to the shareholder valued at $418,307 effective May 28, 2008 to reflect a revised agreed upon amount for the services provided. The Company purchased the assets of LBS Ventures, Inc. from the same shareholder for $882,000 and 4,000,000 restricted common shares. The parties subsequently agree to reduce the purchase price by 2,000,000 shares. The total purchase price recorded by the Company was $2,902,000.

NOTE 9 – STOCKHOLDERS’ EQUITY

On January 18, 2008, we issued 300,000 shares of common stock to an individual in exchange for consulting services provided to us by such individual. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $300,000.

On January 23, 2008, in exchange for cash of $175,000, we issued two entities 175,000 shares of common stock, together with a warrant to purchase 175,000 shares of common stock exercisable at $1.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $ 134,481. This amount was recorded as consulting expense.

On January 30, 2008, we issued an aggregate of 1,395,000 shares of common stock to 13 individuals and one entity, in exchange for services provided to us by such individuals and entity. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,395,000.

On February 4, 2008, in exchange for $75,000, we issued a consultant a convertible Debenture in the principle amount of $75,000, together with a warrant to purchase 125,000 shares of common stock exercisable at $1.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $ 107,497. This amount was recorded as consulting expense. On March 31, 2008, the consultant converted the debenture into an aggregate of 125,000 shares of common stock.

On February 19, 2008, in exchange for $75,000, we issued another consultant a convertible Debenture in the principle amount of $75,000, together with a warrant to purchase 125,000 shares of common stock exercisable at $1.00 per share. On March 12, 2008, in exchange for $200,000, we issued the same consultant a second convertible Debenture in the principle amount of $200,000, together with a second warrant to purchase 333,333 shares of common stock exercisable at US$1.00 per share. On March 19, 2008, in exchange for $50,000, we issued the same consultant a third convertible Debenture in the principle amount of $50,000, together with a warrant to purchase 83,333 shares of common stock exercisable at $1.00 per share. The 541,666 warrants issued to the consultant were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $465,821. This amount was recorded as consulting expense. On March 31, 2008, the consultant converted all three debentures into an aggregate of 541,666 shares of common stock, 441,666 of which were issued on March 31, 2008, to the consultant, and 100,000 of which were issued on June 26, 2008, to a third party at the written direction of such consultant.

On March 31, 2008, we issued one entity 287,667 shares of common stock, upon its conversion of three debentures we issued to such entity during 2007.

On March 31, 2008, we issued an individual, 75,000 shares of common stock as compensation due under an Employment Agreement entered into between us and such individual on January 1, 2008. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $69,750.

On April 3, 2008, we issued one entity 475,000 shares of common stock, together with a warrant to purchase 1,163,000 shares of common stock for a purchase price of $1.00 per share, in exchange for services provided to us by such entity. The shares were valued using the fair value of the Company’s common stock on the date of issuance, and totalled $475,000.The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $1,320,510. These amounts were recorded as consulting expense.

On April 3, 2008, we issued each one entity, 100,000 shares of common stock in exchange for services such entity provided to us. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $100,000.

On April 18, 2008, we issued one entity a warrant to purchase 1,895,768 shares of common stock for a purchase price of $1.00 per share, in exchange for services provided to us by such entity. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $ 1,821,429. This amount was recorded as consulting expense.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9 – STOCKHOLDERS’ EQUITY - continued

On April 18, 2008, we issued one entity 1,731,281 shares of common stock in exchange for services provided to us by such entity. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,904,409.

On April 18, 2008, we issued two entities 1,446,830 shares of common stock and warrants to purchase 750,930 shares of common stock for a purchase price of $1.00 per share, in exchange for services provided to us by such entity. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,591,513.The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $721,484. This amount was recorded as consulting expense.

On April 18, 2008, in exchange for $150,000, we issued an individual 250,000 shares of common stock, together with a warrant to purchase 150,000 shares of our common stock for a purchase price of $1.00 per share. The warrants were valued on the date of issuance using the Black Scholes model that generated a total fair value $144,118. This amount was recorded as consulting expense.

On May 22, 2008, in exchange for $10,000,000 in cash, we issued Orascom Telecom Holdings, S.A.E., 12,500,000 shares of common stock along with a warrant to purchase 20,000,000 shares of our common stock having an exercise price of $2.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $23,861,952. This amount was recorded as consulting expense.

On May 28, 2008, we issued each one entity, 100,000 shares of common stock in exchange for services such entity provided to us. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $195,000.

Effective May 28, 2008 the Company cancelled 523,539 issued shares to a related party shareholder to reflect a revised agreed upon amount for the services previously provided. The Company charged common stock and credited additional paid in capital $524.

On June 30, 2008, we issued an individual, 75,000 shares of common stock as compensation due under an Employment Agreement entered into between us and such individual on January 1, 2008. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $135,450.

On November 10, 2008, we issued 4,000,000 shares of common stock to one entity in exchange for certain technology assets. Subsequently the parties agreed to reduce the number of shares by 2,000,000.The purchase price was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $2,020,000.

On November 10, 2008, we issued an entity 1,250,000 shares of common stock, in exchange for services provided to us by such entity. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,262,500.

On December 4, 2008 the Company granted 4,500,000 options to purchase common shares at $1.00 under the Company’s Long Term Incentive Plan. The options vest in 6 equal installments on December 31, 2008, June 30, 2009, December 31, 2009, June 30, 2010, December 31, 2010, and June 30, 2011. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $112,935 for the options that vested on December 31, 2008. The grants as well as the Long Term Incentive Plan are all subject to shareholder approval.

In total, the Company issued 24,801,364 stock purchase warrants during the year ended December 31, 2008. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $28,577,291. This amount was recorded as consulting expense in these consolidated financial statements. 633,333 stock purchase warrants were issued for the year ended December 31, 2007. All 25,434,697 warrants remain outstanding at December 31, 2008.

As noted in Footnote 6 and 7 above, the Company issued convertible debentures and convertible promissory notes during the years ended December 31, 2008 and December 31, 2007 that had beneficial conversion features. As a result, $109,914 was recorded to additional paid in capital in 2008 (2007 - $460,315).

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10 – SUBSEQUENT EVENTS

On January 29, 2009, the Company issued one entity, 25,000 shares of common stock in exchange for consulting services to be provided to the Company.

During March 2009, the Company issued 100,000 shares of common stock in return for $100,000 in cash.

The Company entered into an employment contract effective April 1, 2009 which requires 70,000 shares of Company’s common stock to be issued, vesting in 6 equal monthly installments of 11,666 shares beginning May 1, 2009 as long as the individual is employed as of the applicable vesting date.

The Company entered into an employment contract effective May 1, 2009 which requires 3,000,000 shares of Company’s common stock to be issued, vesting in 6 equal installments of 500,000 shares, six months, twelve months, eighteen months, twenty four months, thirty months and thirty-six months after May 1, 2009 as long as the individual is employed as of the applicable vesting date.

On June 26, 2009 the Company issued 560,000 shares of the Company’s common stock for $560,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share.

On June 27, 2009 the Company issued 55,000 shares of its common stock to an individual in return for services provided to the Company.

On August 28, 2009 the Company issued 175,000 shares of the Company’s common stock for $175,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share

On August 31, 2009 the Company issued 50,000 shares of the Company’s common stock for $50,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share

On August 31, 2009 the Company issued 27,500 shares of its common stock to an individual in return for services provided to the Company.

On September 9, 2009, the Company issued one entity, 200,000 shares of common stock in exchange for programming services to be provided to the Company.

Effective September 11, 2009, the two individuals holding the $100,000 Convertible Promissory Notes converted their notes into 66,666 restricted common shares.

During September, 2009 the Company issued 500,000 shares of the Company’s common stock for $500,000.  Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share.

On September 21, 2009 the Company issued 17,500 shares of the Company’s common stock to a Company and 14,000 shares of the Company’s common stock to an individual for services provided to the Company.  Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share.

On September 30, 2009, in exchange for $500,000, we issued a company a convertible Debenture in the principle amount of $500,000, together with a warrant to purchase 250,000 shares of common stock exercisable at $1.00 per share and a warrant to purchase 250,000 shares of common stock exercisable at $2.00 per share.

On September 30, 2009, the Company issued one individual, 25,000 shares of common stock in exchange for services provided to the Company.

From October 1 to the 16th, 2009 the Company issued 80,000 shares of the Company’s common stock for $55,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share.

During April 1 to October 2, 2009 the Company granted 11,100,000 options to purchase common shares at prices ranging from $1.00 to $1.45 under the Company’s Long Term Incentive Plan. 7,100,000 options are based on length of service, 887,500 options vested immediately, and the balance vest over two to three years. 4,000,000 options are performance based.