Form 10-Q
period 2008-03-31
MY SCREEN MOBILE, INC.
filed 2009-12-14
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-20675

My Screen Mobile, Inc.

(Exact name of issuer as specified in its charter)

Delaware	23-2932617
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

70 Yorkville Ave, Suite 300, Toronto, ONT, Canada  M5R 1B9

(Address of principal executive offices)

866-936-8333

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, outstanding as of November 7, 2009 was 134,044,050, and there were 260 stockholders of record.

My Screen Mobile, Inc.

PART I   FINANCIAL INFORMATION

Item 1.	Financial Statements

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008

ASSETS
	March 31	December 31
	2008	2007
	(UNAUDITED)	(AUDITED)
	$	$

CURRENT ASSETS:
Cash	74,886	244
Total Current Assets	74,886	244

Property and equipment (net)	100,071	95,301
		-

TOTAL ASSETS	174,957	95,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	498,608	293,085
Convertible debenture payable	-	431,500
Advances from related party	315,863	149,373

TOTAL CURRENT LIABILITIES	814,471	873,958

TOTAL LIABILITIES	814,471	873,958

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $.001 par value;
200,000,000 shares authorized;
109,767,526 and 106,868,193 shares issued and outstanding	109,767	106,868
at March 31, 2008 and December 31, 2007, respectively
Additional paid-in capital	10,770,250	7,202,851
Deficit accumulated during development stage	(11,519,531)	(8,088,132)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(639,514)	(778,413)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	174,957	95,545

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED,		January 10, 1996 (INCEPTION)
	March 31	March 31
	2008	2007	To March 31, 2008
	$	$	$

REVENUE
Net sales	-	-	563,382
Cost of goods sold	-	-	516,031
Gross Profit	-	-	47,351

EXPENSES
Consulting	2,599,779	-	4,579,000
Programming	604,040	-	2,911,117
Advertising and promotion	47,665	-	100,800
Selling, general and administrative	46,064	-	3,135,690
Depreciation	10,117	-	140,377
Travel and entertainment	25,630	-	53,544
Legal and audit	-	-	64,970
Foreign currency translation gain	(1,530)		(1,530)
Impairment loss on intellectual property intangible asset		-	10,000
Bank charges	110	-	904
Total Operating Expense	3,331,875	-	10,994,872
OPERATING (LOSS)	(3,331,875)	-	(10,947,521)

OTHER INCOME (EXPENSE):
Interest expense	(99,524)	-	(572,010)
Interest income	-	-	-
Total other expense	(99,524)	-	(572,010)

(Loss) before income taxes	(3,431,399)	-	(11,519,531)
Provision for income taxes	-	-	-

Net (loss)	(3,431,399)	-	(11,519,531)

NET LOSS PER COMMON SHARE -
- BASIC AND FULLY DILUTED	(0.03)	0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND FULLY DILUTED	107,245,136	369,047

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED,		FOR THE PERIOD FROM
	March 31	March 31	January 10, 1996 (INCEPTION)
	2008	2007	To March 31, 2008
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(3,431,399)	-	(11,519,531)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	1,764,750	-	3,218,450
Stock purchase warrants issued for services	707,799	-	1,895,353
Convertible debenture beneficial conversion interest	91,249	-	551,564
Bad debt expense	-	-	28,770
Impairment loss on intellectual property		-	10,000
Depreciation	10,117	-	140,377
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses and other assets	-	-	7,666
(Decrease ) Increases in accrued expenses:
Prepetition	-	-	(59,032)
Post petition	205,523	-	1,212,860
Decrease in settlement receivable	-	-	362,694
Advances from related party	166,490	-	315,863
(Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) operating activities	(485,471)	-	(3,904,305)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Loans made to stockholders	-	-	(100,000)
Purchase of property and equipment	(14,887)	-	(317,470)
Net cash ( used in ) investing activities	(14,887)	-	(536,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	400,000	-	981,500
Proceeds from sale of preferred stock	-	-	3,500,000
Sale of common stock	175,000	-	1,175,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash provided by financing activities	575,000	-	4,515,284

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	74,642	-	74,886

CASH AND CASH EQUIVALENTS:
- beginning of period	244	-	-

CASH (BANK INDEBTEDNESS):
- end of period	74,886	-	74,886

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid		-	10,668

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property			10,000
Issuance of common stock to settle accrued liabilities			100,000
Common stock issued for conversion of debenture	831,500		981,500

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

The Company is a Development Stage Company and follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7, where applicable. The Company was incorporated under the laws of the state of Delaware on January 10, 1996. The Company acquired 2089207 Ontario Inc. which operates as MyScreen Mobile in Canada on April 2, 2007.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10 KSB report for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended March 31 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s 10KSB report.

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
MARCH 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accrued expenses, and advances from related party.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

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
MARCH 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net (loss) per common share does not include the potential common shares that could occur upon exercise of warrants or conversion of debt to acquire common stock, as their effect would be anti-dilutive. Therefore, basic and diluted EPS are the same.

At March 31, 2008, the Company had issued and outstanding 109,767,526 common shares, and 1,474,999 common stock purchase warrants.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At March 31, 2008, the Company had accumulated losses of $11,519,531 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. The Company is currently seeking additional equity and debt financing to sustain its operations. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated		December 31,
		Depreciation	Net	2007

Leasehold improvements	$43,169	$15,012	$28,157	$22,517

Computer equipment	$38,054	$14,025	$24,029	$21,706

Office furniture and equipment	$63,847	$15,962	$47,885	$51,078

Total	$145,070	$44,999	$100,071	$95,301

Total depreciation expense for the three months ended March 31, 2008 was $10,117 (2007 – NIL)

NOTE 5 – INTANGIBLE ASSETS

On April 4, 2007 the Company issued 10,000,000 shares of its common stock to acquire patents and intellectual property, for $10,000. The Company determined these intangible assets were impaired due to lack of foreseeable cash flows generated by these assets, and accordingly recorded an impairment loss of $10,000 in 2007.

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
MARCH 31, 2008

NOTE 6 – CONVERTIBLE DEBENTURES - continued

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

	Debt discount from beneficial conversion	Amount charged to interest expense
#1	$115,141	$115,141
#2	$35,174	$35,174
#3	$160,000	$160,000
#4	$306,000	$150,000
	INTEREST EXPENSE FOR YEAR ENDED DECEMBER 31,2007	$460,315
#5	$47,500	$47,500
#6	$6,250	$6,250
#7	$33,333	$33,333
#8	$4,166	$4,166
	INTEREST EXPENSE FOR THREE MONTHS ENDED MARCH 31,2008	$91,249

All debentures were converted into common stock of the Company at their respective conversion prices.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has an agreement with one of its shareholders (approximate 20% owner) whereby the shareholder’s company will perform programming services to the Company in developing its mobile phone technology. On occasion, the shareholder’s company has also advanced operating capital to the Company, on an as needed basis, and carrying an outstanding balance at March 31, 2008 of $315,863. No formal note payable has been established for such advances, and as such no related interest expense has been accrued. Subsequently this amount was paid back to the shareholder’s company, in full. Total programming expenses recorded for this related party were $2.3 million in 2007 and $567,492 for the three months ended March 31, 2008.

NOTE 8 – STOCKHOLDERS’ EQUITY

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
MARCH 31, 2008

NOTE 8 – STOCKHOLDERS’ EQUITY - continued

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

NOTE 9 – SUBSEQUENT EVENTS

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

On April 18, 2008, in exchange for $150,000, we issued an individual 250,000 shares of common stock, together with a warrant to purchase 150,000 shares of our common stock for a purchase price of $1.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $144,118. This amount was recorded as consulting expense.

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
MARCH 31, 2008

NOTE 9 – SUBSEQUENT EVENTS - continued

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
MARCH 31, 2008

NOTE 9 – SUBSEQUENT EVENTS - continued

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

Effective September 11, 2009, the two individuals holding the $100,000 Convertible Promissory Notes, which were issued on September 5, 2008, converted their notes into 66,666 restricted common shares.

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.  See “Special Note Regarding Forward-Looking Statements”.  The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing, and in conjunction with our consolidated financial statements as of December 31, 2007, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The discussion and analysis set forth below covers the following comparative periods: the three months ended March 31, 2008 and 2007.

Liquidity and Capital Resources

We had cash of $74,886 as of March 31, 2008. We had cash of $244 as of December 31, 2007. Total assets, at March 31, 2008 were $174,957 which consisted of cash and property and equipment, net of depreciation of $100,071. Total assets as of December 31, 2007 were $95,545 which consisted of cash and property and equipment of $95,301.  Total Liabilities as of March 31, 2008 was $814,471 which consisted of accrued expenses of $498,608 and advances from a related party of $315,863 which were payable to such related party for software development. Total Liabilities as of December 31, 2007 were $873,958 which consisted of convertible debentures payable of $431,500, accrued expenses of $293,085 and advances from a related party of $149,373 which were payable to such related party for software development.

During the first three months the company issued 175,000 shares and 175,000 warrants for $175,000 and raised another $400,000 in convertible debt financing. In May 2008, we issued 12,500,000 shares of our common stock along with 20,000,000 stock purchase warrants for $10,000,000 in cash. Management believes that even with these financings, that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three Months Ended March 31, 2008 and 2007 and for the period from inception (January 10, 1996) to March 31, 2008

Income

Our predecessor corporation was operational from January 1996 to March 1998. We were dormant from March 1998 through March 2007.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We have no expectation of earning revenue until the first quarter of 2010 and as such, we had no income during the three months ended March 31, 2008 and 2007. For the period from our inception on January 10, 1996 through March, 1998, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

We had no expenses for the three month period ended March 31, 2007 because we were dormant during this period. For the three months ended March 31, 2008, we incurred an operating loss of $3,331,875. Programming expense totaled $604,040, all made to a third party service providers and were expensed as incurred. Included in programming was $567,492 in payments made to a company owned by a related party. Consulting was $2,599,779 which included $1,764,750 in expense relating to common shares issued in return for services and $707,799 in expense relating to common share purchase warrants issued in exchange for services.

           The Company incurred $99,524 in Interest expense relating to its debt financing for the quarter ended March 31, 2008. $91,249 of this expense was a result of the beneficial conversion included in our convertible debenture agreements. We were required to fully amortize the debt discount as the debenture was fully convertible on date of issuance per EITF 98-5.

The Operating loss for the three months ended March 31, 2008 was $3,331,875 and for the period from our inception on January 10, 1996 through March 31, 2008, we had total an operating loss of $10,947,521, total other expense of $572,010 less gross profit of $47,351, resulting in a net loss of $11,519,531.

Our Plan of Operation for the Next Twelve Months

On March 31, 2008 we had $74,886 of Cash and $814,471 in Current Liabilities. As of the date of this report, we are continuing to develop our business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that we will be able to successfully develop our business or that we will generate sufficient revenues to sustain our operations. We need to continue to invest in our software, operating software and hardware platforms as we near commercial launch early in 2010. The amount invested is dependent upon our capability to raise additional capital. We are presently negotiating to raise $10,000,000.

We anticipate that additional capital will likely have to come from issuing additional equity or convertible interests in 2009 and 2010, which cannot occur without diluting the existing equity ownership of our existing common stockholders. We are continuing our efforts to raise additional capital from both of these sources.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Working Capital

Under the Securities Purchase Agreement dated May 15, 2008, between us and Orascom Telecom Holdings, S.A.E. we agreed to set aside $3,000,000 of the $10,000,000 invested in us under the Securities Purchase Agreement, in a separate bank account pursuant to an Escrow Agreement, which must be used by us to fund certain technical expenditures.

Contractual Obligations and Other Commercial Commitments

The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three Months Ended March 31, 2008 and 2007 and for the period from inception (January 10, 1996) to March 31, 2008 - continued

All amounts below relate to agreements entered into subsequent to March 31, 2008.

	Payments Due During Fiscal Years Ending December 31,
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations:

Software development contract
	2,249,550	2,249,550
Server Hosting IP Transit
Contract
	1,562,881	253,959	980,316	328,606

Convertible promissory note obligations

Convertible Debenture
	500,000			500,000

Unrecorded Contractual Obligations:
Purchase obligations	NIL

On September 5, 2008, we issued two Convertible Promissory Notes in an aggregate principal amount of $100,000 which are convertible at the option of the holders into restricted shares of common stock at $1.50 per share. On September 11, 2009 the holders exercised their option and converted into 66,666 restricted common shares. On September 30, 2009, we issued a Convertible Debenture in the principal amount of $500,000 which is convertible into shares of common stock at $1.00 per share.

Convertible debentures issued prior to March 31, 2008 were converted at the option of the holders, into restricted common stock at prices ranging from $0.60 to $1.63 and as such, there are no future payments due.

Warrants

As of March 31, 2008, we had 1,474,999 outstanding warrants, each of which allow the holder to purchase a restricted common share at $1.00.

Common Stock

 During the three month period ended March 31, 2008, the Company issued 1,770,000 shares of common stock for services, 954,333 shares of common stock relating to the conversion of convertible debentures and 175,000 common shares for $175,000.  The total number of shares of common stock outstanding as of March 31, 2008 was 109,767,526.

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

Special Note Regarding Forward-Looking Statements - continued

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Item 4.	Controls and Procedures. - continued

Management's Report on Internal Control Over Financial Reporting - continued

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management was made aware of certain errors in our consolidated financial statements.  Such errors are deemed by management to have occurred due to material weaknesses in our controls and procedures. Accordingly, based on our assessment we have concluded that, as of March 31, 2008, our internal controls over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report. As stated previously, we were dormant from March 1998 until April 2007. We intend to take steps to remediate these material weaknesses, including either engaging an outside consulting firm or hiring qualified staff with the requisite expertise to assist with certain complex accounting of our convertible securities and our long term incentive plan and to ensure timelier reporting.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Legal Proceedings

We are not a party to any pending litigation and none is contemplated or threatened; except a former consultant has claimed that he is entitled to shares of common stock of the Company, although he has not filed a formal complaint.  The Company believes such claim does not have merit and in the event a complaint is filed the Company intends to vigorously defend itself.

Item 1B.	Risk Factors

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

We need substantial amounts of additional capital in the near term, to continue our operations.  At the present time, we are not generating any revenue, and our cash reserves are very low. As of November 23, 2009, cash and cash equivalents were almost zero, while our outstanding debt and accrued liabilities exceeded one million five hundred thousand dollars ($1,500,000). In addition, our monthly operating expenses are approximately $300,000.   As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to quickly obtain additional financing, and ultimately achieve and maintain profitable operations. We are in the process of seeking additional capital through the issuance of debt and/or equity securities. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful or that we will be able to continue as a going concern.  If we are unable to obtain such additional funding, we may be required to cease operations and you could lose your investment.

Item 1B.	Risk Factors - continued

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

Item 1B.	Risk Factors - continued

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

Item 1B.	Risk Factors - continued

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

Item 1B.	Risk Factors - continued

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

Item 1B.	Risk Factors - continued

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

Item 1B.	Risk Factors - continued

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

We sold or issued the following equity securities during the three month period ended March 31, 2008:

On January 18, 2008, we issued an aggregate of 300,000 shares of common stock to one individual, in exchange for prior services provided to us by such individual.

On January 23, 2008, in exchange for a purchase price of CDN$85,000, we issued an entity 87,500 shares of common stock, together with a warrant to purchase 87,500 shares of common stock exercisable at US$1.00 per share.

On January 23, 2008, in exchange for a purchase price of CDN$85,000, we issued an individual 87,500 shares of common stock, together with a warrant to purchase 87,500 shares of common stock exercisable at US$1.00 per share.

On January 30, 2008, we issued an aggregate of 1,395,000 shares of common stock to thirteen individuals and one entity, in exchange for prior services provided to us by such individuals and entity.

On February 4, 2008, in exchange for CDN$75,000, we issued a consultant a convertible Debenture in the principle amount of CDN$75,000, together with a warrant to purchase 125,000 shares of common stock exercisable at US$1.00 per share.  On March 31, 2008, the consultant converted the debenture into an aggregate of 125,000 shares of common stock.

On February 19, 2008, in exchange for CDN$75,000, we issued another consultant a convertible Debenture in the principle amount of CDN$75,000, together with a warrant to purchase 125,000 shares of common stock exercisable at US$1.00 per share.  On March 12, 2008, in exchange for CDN$200,000, we issued the same consultant a second convertible Debenture in the principle amount of CDN$200,000, together with a second warrant to purchase 333,333 shares of common stock exercisable at US$1.00 per share.  On March 19, 2008, in exchange for CDN$50,000, we issued the same consultant a third convertible Debenture in the principle amount of CDN$50,000, together with a warrant to purchase 83,333 shares of common stock exercisable at US$1.00 per share.  On March 31, 2008, the consultant converted all three debentures into an aggregate of 541,666 shares of common stock, 441,666 of which were issued on March 31, 2008, to the consultant, and 100,000 of which were issued on June 26, 2008, to a third party at the written direction of such consultant.

On March 31, 2008, we issued one entity 287,667 shares of common stock, upon its conversion of three debentures we issued to such entity during 2007.

On March 31, 2008, we issued an individual 75,000 shares of common stock as compensation due under an Employment Agreement entered into between us and such individual on January 1, 2008.

The total number of Common shares outstanding as of March 31, 2008 was 109,767,526

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

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2009.

MY SCREEN MOBILE, INC.

By:	/s/ Bruce MacInnis
Bruce MacInnis
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2009.

By:	/s/ Maurizio Angelone	Director & Chief Executive Officer
Maurizio Angelone

By:	/s/ Bruce MacInnis	Chief Financial Officer
Bruce MacInnis

By:	/s/ Raghunath Kilambi	Director
Raghunath Kilambi

By:	/s/ James Bailey	Director
James Bailey

By:	/s/ Terrence Rodrigues	Director, President, Treasurer & Secretary
Terrence Rodrigues

By:	/s/ Shane Carroll	Director
Shane Carroll