Form 10-Q
period 2008-06-30
MY SCREEN MOBILE, INC.
filed 2009-12-14
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008

ASSETS
	June 30	December 31.
	2008	2007
	(UNAUDITED)	(AUDITED)
	$	$

CURRENT ASSETS:
Cash	4,003,598	244
Restricted cash	3,000,000
Prepaid expenses	5,817,690	-
TOTAL CURRENT ASSETS	12,821,288	244

Property and equipment (net)	129,877	95,301

TOTAL ASSETS	12,951,165	95,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	20,446	293,085
Convertible debenture payable	-	431,500
Advances from related party	-	149,373

TOTAL CURRENT LIABILITIES	20,446	873,958

TOTAL LIABILITIES	20,446	873,958

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $.001 par value;
200,000,000 shares authorized;
125,922,098 and 106,868,193 shares issued and outstanding
at June 30,2008 and December 31, 2007 , respectively	125,921	106,868
Additional paid-in capital	53,174,960	7,202,851
Deficit accumulated during development stage	(40,370,162)	(8,088,132)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	12,930,719	(778,413)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	12,951,165	95,545

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED,		FOR THE SIX MONTHS ENDED,		FOR THE PERIOD FROM
	June 30	June 30	June 30	June 30	January 10, 1996 (INCEPTION)
	2008	2007	2008	2007	To June 30, 2008
	$	$	$	$	$

REVENUE
Net sales	-	-	-	-	563,382
Cost of goods sold	-	-	-	-	516,031
Gross Profit	-	-	-	-	47,351

EXPENSES
Programming	517,440	815,150	1,121,481	815,150	3,428,558
Advertising and promotion	66,186	4,728	103,566	4,728	156,701
Consulting and salaries	27,924,516	44,600	30,524,296	44,600	32,503,517
General, selling and administrative expenses	231,988	-	288,334	-	3,377,960
Depreciation	15,061	-	25,179	-	155,439
Travel and entertainment	27,751	-	53,381	-	81,295
Legal and Audit	55,885	4,728	55,885	4,728	120,855
Foreign currency translation loss	12,162		10,632		10,632
Impairment loss on intellectual property intangible asset		10,000		10,000	10,000
Bank Charges	347	352	458	352	1,252
Other operating expenses		-		-	-
Total Operating Expense	28,851,336	879,558	32,183,212	879,558	39,846,209
OPERATING LOSS	(28,851,336)	(879,558)	(32,183,212)	(879,558)	(39,798,858)

OTHER INCOME (EXPENSE)
Interest expense	-	(160,000)	(99,524)	(160,000)	(572,010)
Interest income	706	-	706	-	706
Total other expense	706	(160,000)	(98,818)	(160,000)	(571,304)

Loss before income taxes	(28,850,630)	(1,039,558)	(32,282,030)	(1,039,558)	(40,370,162)

Provision for income taxes	-	-	-	-	-

Net (loss)	(28,850,630)	(1,039,558)	(32,282,030)	(1,039,558)	(40,370,162)

NET LOSS PER COMMON SHARE -
- BASIC AND FULLY DILUTED	(0.26)	(0.02)	(0.29)	(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND FULLY DILUTED	111,804,054	52,898,380	110,021,691	52,898,380

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED,		FOR THE PERIOD FROM
	June 30	June 30	January 10, 1996 (INCEPTION)
	2008	2007	To June 30, 2008
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(32,282,030)	(1,039,558)	(40,370,162)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	6,166,122	44,600	7,619,822
Stock purchase warrants issued for services	28,577,291		29,764,845
Convertible debenture beneficial conversion interest	91,249	160,000	551,564
Bad debt expense	-	-	28,770
Depreciation	25,179	-	155,439
Impairment loss on intellectual property	-	10,000	10,000
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses	(5,817,690)	-	(5,810,024)
( Decrease ) Increases in accounts payable and accrued expenses:	-	-
Prepetition	-	-	(59,032)
Postpetition	(272,639)	-	734,698
Decrease in settlement receivable	-	-	362,694
Advances from related party	(149,373)	8,138	-
( Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) provided by operating activities	(3,661,891)	(816,820)	(7,080,725)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Loans made to stockholders	-	-	(100,000)
Purchase of property and equipment	(59,755)	(2,347)	(362,338)
Net cash ( used in ) provided by investing activities	(59,755)	(2,347)	(580,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	10,325,000	1,000,000	11,325,000
Proceeds from convertible debt borrowing	400,000	184,000	981,500
Sale of preferred stock	-	-	3,500,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash ( used in ) provided by financing activities	10,725,000	1,184,000	14,665,284

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	7,003,354	364,833	7,003,598

CASH AND CASH EQUIVALENTS:
- beginning of period	244	-	-

CASH AND CASH EQUIVALENTS:
- end of period	7,003,598	364,833	7,003,598

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	-	-	10,668

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property		10,000	10,000
Issuance of common stock to settle accrued liabilities		100,000	100,000
Common stock issued for conversion of debenture	831,500	150,000	981,500
Cancelation of common stock	418,831		418,831

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10 KSB report for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended June 30 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s 10KSB report.

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
JUNE 30, 2008

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expenses, accrued expenses, and advances from related party.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

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
JUNE 30, 2008

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

At June 30, 2008, the Company had issued and outstanding 125,922,098 common shares, and 25,434,697 common stock purchase warrants. All of the stock purchase warrants were potentially dilutive.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At June 30, 2007, the Company had accumulated losses of $40,370,162 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. The company is currently seeking additional equity and debt financing to sustain its operations. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include the value of shares and warrants issued under services agreements and contracts that are being expensed over the term of their respective agreements.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated		December 31,
		Depreciation	Net	2007

Leasehold improvements	$56,729	$20,574	$36,155	$22,517

Computer equipment	$60,977	$19,743	$41,234	$21,706

Software	$676	$75	$601	$ NIL

Office furniture and equipment	$71,555	$19,668	$51,887	$51,078

Total	$189,937	$60,060	$129,877	95,301

Total depreciation expense for the three months ended June 30, 2008 was $15,061 (2007 – $NIL) and for the six months ended was $25,179 (2007 – $NIL).

NOTE 6 – INTANGIBLE ASSETS

On April 4, 2007 the Company issued 10,000,000 shares of its common stock to acquire patents and intellectual property, for $10,000. The Company determined these intangible assets were impaired due to lack of foreseeable cash flows generated by these assets, and accordingly recorded an impairment loss of $10,000 in 2007.

NOTE 7 – CONVERTIBLE DEBENTURES

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
JUNE 30, 2008

NOTE 7 – CONVERTIBLE DEBENTURES - continued

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

	Debt discount from beneficial conversion	Amount charged to interest expense
#1	$115,141	$115,141
#2	$35,174	$35,174
#3	$160,000	$160,000
#4	$306,000	$150,000
	INTEREST EXPENSE FOR YEAR ENDED DECEMBER 31,2007	$460,315
#5	$47,500	$47,500
#6	$6,250	$6,250
#7	$33,333	$33,333
#8	$4,166	$4,166
	INTEREST EXPENSE FOR THE SIX MONTHS ENDED JUNE 30,2008	$91,249

All debentures were converted into common stock of the Company at their respective conversion prices.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has an agreement with one of its shareholders (approximate 20% owner) whereby the shareholder’s company will perform programming services to the Company in developing its mobile phone technology. On occasion, the shareholder’s company has also advanced operating capital to the Company, on an as needed basis. There was no outstanding balance at June 30, 2008. No formal note payable has been established for such advances, and as such no related interest expense has been accrued. Total programming expenses recorded for this related party were $2,313,000 in 2007 and $1,022,126 for the six months ended June 30, 2008. The Company and the shareholder agreed to cancel 523,539 previously issued shares to the shareholder valued at $418,831 effective May 28, 2008 to reflect a revised agreed upon amount for the services provided.

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
JUNE 30, 2008

NOTE 9 – STOCKHOLDERS’ EQUITY - continued

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

On April 3, 2008, we issued one entity 475,000 shares of common stock, together with a warrant to purchase 1,163,000 shares of common stock for a purchase price of $1.00 per share, in exchange for services provided to us by such entity. The shares were valued using the fair value of the Company’s common stock on the date of issuance, and totalled $475,000.The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $1,320,510. These amounts were recorded as prepaid expenses and expensed as consulting expense over the term of the agreement.

On April 3, 2008, we issued each one entity, 100,000 shares of common stock in exchange for services such entity provided to us. The related prepaid expense was valued at $100,000 using the fair value of the Company’s common stock on the date of issuance, and was expensed as consulting expense over the term of the agreement.

On April 18, 2008, we issued one entity a warrant to purchase 1,895,768 shares of common stock for a purchase price of $1.00 per share, in exchange for services provided to us by such entity. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $ 1,821,429. This amount was recorded as a prepaid expense and expensed as consulting expense over the term of the agreement.

On April 18, 2008, we issued one entity 1,731,281 shares of common stock in exchange for services provided to us by such entity. The related prepaid expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,904,409.This amount was expensed as consulting expense over the term of the agreement

On April 18, 2008, we issued two entities 1,446,830 shares of common stock and warrants to purchase 750,930 shares of common stock for a purchase price of $1.00 per share, in exchange for services provided to us by such entity. The related prepaid expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,591,513.The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $721,484 which was recorded as a prepaid expense. This amount was expensed as consulting expense over the term of the agreement.

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

On May 28, 2008, we issued each one entity, 100,000 shares of common stock in exchange for services such entity provided to us. The related prepaid expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $195,000. This amount was expensed as consulting expense over the term of the agreement.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9 – STOCKHOLDERS’ EQUITY - continued

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

For the six months ended June 30, 2008, the Company issued 5,698,111 shares for services. These shares were valued using the fair value of the Company’s common stock on the date of issuance. The total fair value was $6,166,122. $3,251,532 of this amount is being expensed as consulting expense in these consolidated financial statements and the remaining balance of $2,914,590 was recorded as a prepaid expense and is being expensed over the term of the service agreements

For the six months ended June 30, 2008, the Company issued 24,801,364 stock purchase warrants. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $28,577,291. $25,674,191 of this amount is being expensed as consulting expense in these consolidated financial statements and the remaining balance of $2,903,100 was recorded as a prepaid expense and is being expensed over the term of the service agreements. 633,333 stock purchase warrants were issued for the year ended December 31, 2007. All 25,434,697 warrants remain outstanding at June 30, 2008.

NOTE 10 – SUBSEQUENT EVENTS

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
JUNE 30, 2008

NOTE 10 – SUBSEQUENT EVENTS - continued

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

The discussion and analysis set forth below covers the following comparative periods: for the three and six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

We had cash of $7,003,598 as of June 30, 2008 which included restricted cash of $3,000,000. Prepaids includes $5,817,690 relating to the value of shares and warrants issued for services that will be performed over the balance of the fiscal year. Property and equipment, net of depreciation was $129,877. Total assets, at June 30, 2008 were $12,951,165. Total assets as of December 31, 2007 were $95,545 which consisted of cash of $244 and property and equipment, net of depreciation $95,301.  Total Liabilities as of June 30, 2008 was $20,446 which consisted of accrued expenses. Total Liabilities as of December 31, 2007 was $873,958 which consisted of  convertible debentures payable of $431,500 and accrued expenses of $293,085 and advances from a related party of $149,373 which were payable for software development.

 During the quarter, in exchange for $10,150,000 in cash, we issued 12,750,000 shares of our common stock along with warrants to purchase 20,000,000 shares of our common stock having an exercise price of $2.00 per share. Management believes that even with these financings, that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007 and for the period from inception (January 10, 1996) to June 30, 2008

Income

Our predecessor corporation was operational from January 1996 to March 1998. We were dormant from 1998 through March 2007.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We have no expectation of earning revenue until the first quarter of 2010 and as such, we had no income during the three and six months ended June 30, 2008 and 2007.  For the period from our inception on January 10, 1996 through March,1998, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

For the three months ended June 30, 2008, we incurred an operating loss of $28,851,336 compared to $879,558 for the same period in 2007. Programming expense totaled $517,440 (2007 - $815,150). Programming payments were all made to third party service providers and were expensed as incurred. Included in programming was $454,634 (2007 – $810,250) in payments made to a related party. Consulting for the quarter was $27,924,516 (2007 - $44,600) which included $23,861,952 in expense relating to the Black-Scholes valuation of the 20,000,000 warrants issued as part of the $10 million financing and $1,104,440 in expense relating to common share purchase warrants issued in exchange for services. In addition $1,486,782 in expense was recognized in the quarter relating to common shares issued in return for services. General, selling and administrative expense for the three months ended June 30, 2008 was $231,988 (2007 - $NIL) and included $169,791 in premise expenses relating to the leasing of permanent office space as well as temporary office space.

For the six months ended June 30, 2008, we incurred an operating loss of $32,183,212 compared to $879,558 for the same period in 2007. Programming expense totaled $1,121,481 (2007 - $815,150). Programming payments were all made to third party service providers and were expensed as incurred. Included in programming was $1,022,126 (2007 – $810,250) in payments made to a related party. Consulting was $30,524,296 (2007 - $44,600) which included $23,861,952 in expense relating to the Black-Scholes valuation of the 20,000,000 warrants issued as part of the $10 million financing and $1,812,239 in expense relating to common share purchase warrants issued in exchange for services. In addition $3,251,532 in expense was recognized relating to common shares issued in return for services. General, selling and administrative expenses were $288,334 (2007 - $NIL) including $187,696 relating to the leasing of permanent office space as well as temporary office space.

The Company earned $706 (2007 – NIL) in interest income on invested cash during the three and six months ended June 30, 2008. For the six months ended June 30, the Company incurred $99,524 (2007-$160,000) in Interest expense relating to beneficial conversion features included in our convertible debenture agreement.

The operating loss for the three months ended June 30, 2008 was $28,851,336 (2007 – $879,558), for the six months ended June 30, 2008 $32,183,212 (2007 - $879,558) and for the period from our inception on January 10, 1996 through June 30, 2008, we had total an operating loss of $39,798,858. The Other (income) expense for the three months ended June 30, 2008 was ($706) (2007 – $160,000), for the six months ended June 30, 2008 $98,818 (2007 – $160,000) and for the period from our inception on January 10, 1996 through June 30, 2008, we had total other expenses of $571,304.

The Net loss for the three months ended June 30, 2008 was $28,850,630 (2007 – 1,039,558), for the six months ended June 30, 2008 $32,282,030 (2007 - $1,039,558) and for the period from our inception on January 10, 1996 through June 30, 2008, we had total Net loss of $40,370,162.

Our Plan of Operation for the Next Twelve Months

On June 30, 2008 we had $7,003,598 of Cash and $20,446 in Current Liabilities. As of the date of this report, we are continuing to develop our business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that we will be able to successfully develop our business or that we will generate sufficient revenues to sustain our operations. We need to continue to invest in our software, operating software and hardware platforms as we near commercial launch early in 2010. The amount invested is dependent upon our capability to raise additional capital. We are presently negotiating to raise $10,000,000.

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

All amounts below relate to agreements entered into subsequent to June 30, 2008.

	Payments Due During Fiscal Years Ending December 31,
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations:

Software development contract	2,249,550	2,249,550

Server Hosting IP Transit Contract	1,562,881	253,959	980,316	328,606

Convertible promissory note obligations **

Convertible Debenture ***

Unrecorded Contractual Obligations:
Purchase obligations	NIL

** On September 5, 2008, we issued two Convertible Promissory Notes in an aggregate principal amount of $100,000 which are convertible at the option of the holders into restricted shares of common stock at $1.50 per share. On September 11, 2009 the holders exercised their option and converted into 66,666 restricted common shares. On September 30, 2009, we issued a Convertible Debenture in the principal amount of $500,000 which is convertible into shares of common stock at $1.00 per share.

*** Convertible debentures issued prior to June 30, 2008 were converted at the option of the holders, into restricted common stock at prices ranging from $0.60 to $1.63 and as such, there are no future payments due.

Warrants

As of June 30, 2008, we had 20,000,000 outstanding warrants, each of which allow the holder to purchase restricted common shares at $2.00 and 5,434,697 outstanding warrants which allow the holder to purchase a restricted common share at $1.00.

Common Stock

 During the three month period ended June 30, 2008, the Company issued 3,928,111 shares of common stock for services and 12,750,000 common shares for $10,150,000. The Company cancelled 523,539 issued shares to a related party shareholder to reflect a revised agreed upon amount for services previously provided. The total number of shares of common stock outstanding as of June 30, 2008 was 125,922,098.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sold or issued the following equity securities during the three month period ended June 30, 2008:

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

The total number of Common shares outstanding as of June 30, 2008 was 125,922,098

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

Item 5.	Other Information

None.

Item 6.	Exhibits

(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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