Form 10-Q
period 2008-09-30
MY SCREEN MOBILE, INC.
filed 2009-12-15
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2008

ASSETS
	September 30	December 31
	2008	2007
	(UNAUDITED)	(AUDITED)
	$	$

CURRENT ASSETS:
Cash	1,287,547	244
Restricted cash	3,000,000	-
Prepaid expenses	2,928,743	-
Note receivable	492,000	-
TOTAL CURRENT ASSETS	7,708,290	244

Property and equipment (net)	199,538	95,301

TOTAL ASSETS	7,907,828	95,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	27,327	293,085
Convertible debenture payable	-	431,500
Convertible promissory note payable, net of discount	88,649	-
Advances from related party	-	149,373

TOTAL CURRENT LIABILITIES	115,976	873,958

TOTAL LIABILITIES	115,976	873,958

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $.001 par value;
200,000,000 shares authorized;
125,922,098 and 106,868,193 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	125,921	106,868
Additional paid-in capital	53,193,625	7,202,851
Deficit accumulated during development stage	(45,527,694)	(8,088,132)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,791,852	(778,413)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	7,907,828	95,545

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED,		FOR THE NINE MONTHS ENDED,		FOR THE PERIOD FROM
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	January 10, 1996 (INCEPTION)
	2008	2007	2008	2007	To SEPTEMBER 30, 2008
	$	$	$	$	$

REVENUE
Net sales	-	-	-	-	563,382
Cost of goods sold	-	-	-	-	516,031
Gross Profit	-	-	-	-	47,351

EXPENSES
Consulting	3,380,498	1,047,917	33,901,676	1,092,517	33,901,676
Programming	466,103	614,875	1,587,584	1,430,025	3,894,661
Advertising and promotion	437,166	28,205	551,017	32,933	604,152
Salaries and benefits	327,212	-	330,329	-	2,309,550
General, selling and administrative expenses	264,949	54,157	542,998	54,157	3,632,624
Depreciation	32,189	60,242	57,368	64,970	187,628
Travel and entertainment	203,691	-	257,072	-	284,986
Legal and Audit	62,353	-	118,239	-	183,209
Foreign currency translation (gain) loss	(6,125)	-	4,507	-	4,507
Impairment loss on intellectual property intangible asset	-	-	-	10,000	10,000
Bank Charges	1,038	93	1,495	445	2,289
Total Operating Expense	5,169,074	1,805,489	37,352,285	2,685,047	45,015,282
OPERATING LOSS	(5,169,074)	(1,805,489)	(37,352,285)	(2,685,047)	(44,967,931)

OTHER INCOME (EXPENSE)
Interest expense	(8,844)	(300,315)	(108,369)	(460,315)	(580,855)
Interest income	20,387	-	21,092	-	21,092
Total other income (expense)	11,543	(300,315)	(87,277)	(460,315)	(559,763)

Loss before income taxes	(5,157,531)	(2,105,804)	(37,439,562)	(3,145,362)	(45,527,694)

Provision for income taxes	-	-	-	-	-

Net (loss)	(5,157,531)	(2,105,804)	(37,439,562)	(3,145,362)	(45,527,694)

NET LOSS PER COMMON SHARE -
- BASIC AND FULLY DILUTED	(0.04)	(0.02)	(0.30)	(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND FULLY DILUTED	114,830,607	106,016,714	125,922,098	53,355,698

( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDING,		FOR THE PERIOD FROM
	SEPTEMBER 30	SEPTEMBER 30	January 10, 1996 (INCEPTION)
	2008	2007	To SEPTEMBER 30, 2008
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(37,439,562)	(3,145,362)	(45,527,694)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	6,166,122	803,700	7,619,822
Stock purchase warrants issued for services	28,577,291	333,612	29,764,845
Convertible debenture and promissory note beneficial conversion interest	98,563	460,315	558,878
Bad debt expense	-	-	28,770
Depreciation	57,368	-	187,628
Impairment loss on intellectual property	-	10,000	10,000
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses	(2,928,743)	-	(2,921,077)
( Decrease ) Increases in accounts payable and accrued expenses:
Prepetition	-	-	(59,032)
Postpetition	(265,758)	-	741,579
Decrease in settlement receivable	-	-	362,694
Advances from related party	(149,373)	11,879	-
( Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) provided by operating activities	(5,884,092)	(1,525,856)	(9,302,926)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Loans made to stockholders	(492,000)	-	(592,000)
Purchase of property and equipment	(161,605)	(55,644)	(464,188)
Net cash ( used in ) provided by investing activities	(653,605)	(55,644)	(1,174,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	10,325,000	1,000,000	11,325,000
Proceeds from issuance of convertible debt	400,000	581,500	981,500
Proceeds from issuance of convertible promissory notes	100,000		100,000
Proceeds from sale of preferred stock	-	-	3,500,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of senior notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash ( used in ) provided by financing activities	10,825,000	1,581,500	14,765,284

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	4,287,303	-	4,287,547

CASH AND CASH EQUIVALENTS:
- beginning of period	244	-	-

CASH AND CASH EQUIVALENTS:
- end of period	4,287,547	-	4,287,547

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	-	-	10,668

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property		10,000	10,000
Issuance of common stock to settle accrued liabilities		100,000	100,000
Common stock issued for conversion of debenture	831,500	150,000	981,500
Cancelation of common stock	418,831		418,831

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10 KSB report for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended September 30 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s 10KSB report.

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
SEPTEMBER 30, 2008

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expenses, note receivable, accrued expenses, and notes payable.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

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
SEPTEMBER 30, 2008

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

At September 30, 2008, the Company had issued and outstanding 125,922,098 common shares, and 25,434,697 common stock purchase warrants. All of the stock purchase warrants were potentially dilutive.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) was effective for public companies for the first fiscal year beginning after SEPTEMBER 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At September 30, 2007, the Company had accumulated losses of $45,527,694 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. The Company is currently seeking additional equity and debt financing to sustain its operations. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include prepaid rent and $2,908,845 for shares and warrants issued under services agreements and contracts that are being expensed over the term of their respective agreements.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated		December 31,
		Depreciation	Net	2007

Leasehold improvements	$70,277	$28,830	$41,447	$22,517

Computer equipment	$145,030	$39,470	$105,560	$21,706

Software	$676	$150	$526	$ NIL

Office furniture and equipment	$75,804	$23,799	$52,005	$51,078

Total	$291,787	$92,249	$199,538	$95,301

Total depreciation expense for the three months ended September 30, 2008 was $32,189 (2007 – 60,242) and for the nine months was $57,368 (2007 - $64,970).

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
SEPTEMBER 30, 2008

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

	Debt discount from beneficial conversion	Amount charged to interest expense
#1	$115,141	$115,141
#2	$35,174	$35,174
#3	$160,000	$160,000
#4	$306,000	$150,000
	INTEREST EXPENSE FOR YEAR ENDED DECEMBER 31,2007	$460,315
#5	$47,500	$47,500
#6	$6,250	$6,250
#7	$33,333	$33,333
#8	$4,166	$4,166
	INTEREST EXPENSE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008	$91,249

All debentures were converted into common stock of the Company at their respective conversion prices.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes mature three years from the date of issuance and have a 7.5% interest rate calculated and compounded annually.  Interest is paid semi annually in arrears. The convertible debentures may be converted at any time after the one year anniversary in whole or in part, at the option of the holders into restricted common shares of the Company at a conversion price of $1.50. The convertible promissory notes contain a beneficial conversion feature as calculated using the provisions of EITF 98-5. As the debt is convertible at any time after the one year anniversary $7,315 out of a total $18,666 of the related debt discount was charged to interest expense in the current fiscal year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had an agreement with one of its shareholders (approximate 20% owner) whereby the shareholder’s company will perform programming services to the Company in developing its mobile phone technology. On occasion, the shareholder’s company has also advanced operating capital to the Company, on an as needed basis. There was no outstanding balance at December 31, 2008. No formal note payable has been established for such advances, and as such no related interest expense has been accrued. Total programming expenses recorded for this related party were $2,313,000 in 2007 and $1,022,126 for the nine months ended September 30, 2008. The Company and the shareholder agreed to cancel 523,539 previously issued shares to the shareholder valued at $418,831 effective May 28, 2008 to reflect a revised agreed upon amount for the services provided.

NOTE 10 – STOCKHOLDERS’ EQUITY

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
SEPTEMBER 30, 2008

NOTE 10 – STOCKHOLDERS’ EQUITY - continued

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
SEPTEMBER 30, 2008

NOTE 10 – STOCKHOLDERS’ EQUITY - continued

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

For the nine months ended June 30, 2008, the Company issued 5,698,111 shares for services. These shares were valued using the fair value of the Company’s common stock on the date of issuance. The total fair value was $6,166,122. $4,708,827 of this amount is being expensed as consulting expense in these consolidated financial statements and the remaining balance of $1,457,295 was recorded as a prepaid expense and is being expensed over the term of the service agreements

For the nine months ended September 30, 2008, the Company issued 24,801,364 stock purchase warrants. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $28,577,291. $27,125,741 of this amount is being expensed as consulting expense in these consolidated financial statements and the remaining balance of $1,451,550 was recorded as a prepaid expense and is being expensed over the term of the service agreements. 633,333 stock purchase warrants were issued for the year ended December 31, 2007. All 25,434,697 warrants remain outstanding at September 30, 2008.

NOTE 11 – SUBSEQUENT EVENTS

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
SEPTEMBER 30, 2008

NOTE 11 – SUBSEQUENT EVENTS - continued

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

The discussion and analysis set forth below covers the following comparative periods: the three and nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

We had cash of $4,287,547 as of September 30, 2008 which included restricted cash of $3,000,000. Prepaids includes $2,928,743 relating to the value of shares and warrants issued for services that will be performed over the balance of the fiscal year. Property and equipment, net of depreciation totaled $199,538. We had a note receivable of $492,000. We had cash of $244 as of December 31, 2007. Total assets, at September 30, 2008 were $7,907,828. Total assets as of December 31, 2007 were $95,545 which consisted of cash and property and equipment, net of depreciation of $95,301. Total Liabilities as of September 30, 2008 were $115,976 which consisted of accrued expenses of $27,327 and Convertible promissory notes payable, net of discount of $88,649. Total Liabilities as of December 31, 2007 were $873,958 which consisted of  convertible debentures payable of $431,500, accrued expenses of $293,085, and advances from a related party of $149,373 which were payable to such related party for software development.

 Management believes that even with the current cash position, that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 and for the period from inception (January 10, 1996) to September 30, 2008

Income

Our predecessor corporation was operational from January 1996 to March 1998. We were dormant from 1998 through March 2007.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We have no expectation of earning revenue until the first quarter of 2010 and as such, we had no income during the three or nine months ended September 30, 2008 and 2007.  For the period from our inception on January 10, 1996 through March,1998, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

For the three months ended September 30, 2008, we incurred $5,169,074 in expenses compared to $1,805,489 for the same period in 2007. Consulting for the quarter was $3,380,498 (2007 - $1,047,917) and includes $2,908,845 in expense relating to common shares and warrants issued in return for services (2007 - $702,500). Programming expense totaled $466,103 (2007 - $614,875). Programming payments were all made to third party service providers and were expensed as incurred. Included in programming in 2007 was $614,875 in payments made to a related party. General, selling and administrative expense for the three months ended September 30, 2008 were $264,949 (2007 – $54,157). Advertising and promotion totaled $437,166 (2007 - $28,205) and included a payment of $ 287,225 to Zimmerman Advertising. Travel and entertainment totaled $203,691 (2007 – NIL) for the quarter and included costs associated with two major trade shows and travel to market our product to mobile operators.

For the nine months ended September 30, 2008, we incurred $37,352,285 in expenses compared to $2,685,047 for the same period in 2007. Consulting expenses for the nine months ended September 30, 2008 totalled $33,901,676 (2007 - $1,092,517) and includes $23,861,952 in expense relating to the Black-Scholes valuation of the 20,000,000 warrants issued as part of the $10 million financing and $7,972,616 in expense relating to common shares and warrants issued in return for services (2007 - $702,500). Programming expense totaled $1,587,584 (2007 - $1,430,025). Programming payments were all made to third party service providers and were expensed as incurred. Included in programming was $1,022,126 (2007 - $614,875) in payments made to a related party. General, selling and administrative expense for the nine months ended September 30, 2008 were $542,998 (2007 – $54,157) including $258,267 relating to the leasing of permanent office space as well as temporary office space. Advertising and promotion totaled $551,017 (2007 - $32,933) and included a payment of $ 287,225 to Zimmerman Advertising. Travel and entertainment totaled $257,072 (2007 – NIL) and included costs associated with two major trade shows and travel to market our product to mobile operators.

The Company incurred $8,844 (2007-$300,315) in Interest expense relating to its debt financings during the quarter, this expense was a result of beneficial conversion features included in our convertible debenture agreement. The Company earned $20,387 (2007 – NIL) in interest income on invested cash during the three months ended September 30, 2008. For the six months ended September 30, the Company incurred $108,369 (2007-$460,315) in interest expense. In 2008 $9,524 was accrued interest payable and $98,844 (2007 - $460,315) relating to beneficial conversion features included in our convertible debenture agreement.

The operating loss for the three months ended September 30, 2008 was $5,169,074 (2007 – $1,805,489), for the nine months ended September 30, 2008 $37,352,285 (2007 - $2,685,047) and for the period from our inception on January 10, 1996 through September 30, 2008, we had total an operating loss of $44,967,931. The Other (income) expense for the three months ended September 30, 2008 was ($11,543) (2007 – $300,315), for the nine months ended September 30, 2008 $87,277 (2007 – $460,315) and for the period from our inception on January 10, 1996 through September 30, 2008, we had total other expenses of $559,763.

The Net loss for the three months ended September 30, 2008 was $5,180,617 (2007 – 2,105,804), for the nine months ended September 30, 2008 $37,439,562 (2007 - $3,145,362) and for the period from our inception on January 10, 1996 through September 30, 2008, we had total Net loss of $45,527,694.

Our Plan of Operation for the Next Twelve Months

On September 30, 2008 we had cash of $4,287,547, $88,649 in Convertible promissory notes payable (net of discount) and $27,327 in accrued expenses. We did not raise any additional capital during the quarter ended September 30, 2008. As of the date of this report, we are continuing to develop our business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that we will be able to successfully develop our business or that we will generate sufficient revenues to sustain our operations. We need to continue to invest in our software, operating software and hardware platforms as we near commercial launch early in 2010. The amount invested is dependent upon our capability to raise additional capital. We are presently negotiating to raise $10,000,000.

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

All amounts below except for the promissory note relate to agreements entered into subsequent to September 30, 2008.

	Payments Due During Fiscal Years Ending December 31,
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations:

Software development contract	2,249,550	2,249,550

Server Hosting IP Transit Contract	1,562,881	253,959	980,316	328,606

Convertible promissory note obligations	100,000		100,000

Convertible Debenture**

Unrecorded Contractual Obligations:
Purchase obligations	NIL

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

** Convertible debentures issued prior to September 30, 2008 were converted at the option of the holders, into restricted common stock at prices ranging from $0.60 to $1.63 and as such, there are no future payments due.

Warrants

As of September 30, 2008, we had 25,434,697 outstanding warrants in total, 20,000,000 of which allow the holder to purchase a restricted common share at $2.00 and 4,434,697 of which allow the holders to purchase restricted common shares at $1.00.

Common Stock

During the three month period ended September 30, 2008, the Company did not issue any common stock.  The total number of shares of common stock outstanding as of September 30, 2008 was 126,445,637.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management was made aware of certain errors in our consolidated financial statements.  Such errors are deemed by management to have occurred due to material weaknesses in our controls and procedures. Accordingly, based on our assessment we have concluded that, as of September 30, 2008, our internal controls over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report. As stated previously, we were dormant from March 1998 until April 2007. We intend to take steps to remediate these material weaknesses, including either engaging an outside consulting firm or hiring qualified staff with the requisite expertise to assist with certain complex accounting of our convertible securities and our long term incentive plan and to ensure timelier reporting.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We need substantial amounts of additional capital in the near term, to continue our operations.  At the present time, we are not generating any revenue, and our cash reserves are very low. As of November 9, 2009, cash and cash equivalents were almost zero, while our outstanding debt and accrued liabilities exceeded one million five hundred thousand dollars ($1,500,000). In addition, our monthly operating expenses are approximately $300,000.   As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to quickly obtain additional financing, and ultimately achieve and maintain profitable operations. We are in the process of seeking additional capital through the issuance of debt and/or equity securities. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful or that we will be able to continue as a going concern.  If we are unable to obtain such additional funding, we may be required to cease operations and you could lose your investment.

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

We expect to offer our service outside of the United States and we intend to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

•	localization of our products, including translation into foreign languages and associated expenses;
•	laws and business practices favoring local competitors;
•	compliance with multiple, conflicting and changing governmental laws and regulations;
•	foreign currency fluctuations;
•	different pricing environments; and
•	regional economic and political conditions.
•	The above factors could have an adverse impact on our business and results of operations.

Item 1B.	Risk Factors - continued

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

We did not sell or issue any equity securities during the three month period ended September 30, 2008.

The total number of Common shares outstanding as of September 30, 2008 was 126,445,637

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