Form 10-K/A
period 2008-12-31
MY SCREEN MOBILE, INC.
filed 2009-12-21
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
First Amended
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

During 2008 our net cash used in operating activities totaled $7,092,374 (2007 - $1,451,074).  Cash used for investing activities totaled $1,505,136 (2007 – 130,182). Cash was used to purchase property and equipment $184,799 (2007 – 130,182), to purchase the assets of LBS Ventures, Inc, $882,000 and $438,337 was issued under a demand note.

Cash raised from financing activities in 2008 totaled $10,825,000 (2007–$1,581,500). Cash raised from the sale of 12,925,000 shares of common stock totaled $10,325,000. 35,000,000 shares of common stock were sold for cash proceeds of $1,000,000 in 2007. The company raised $100,000 in cash through the issuance of convertible notes in 2008. These notes were convertible into shares at any time after the one year anniversary in whole or in part, at the option of the holders into restricted common shares of the Company at a conversion price of $1.50. The Company also raised $400,000 in cash through the issuance of convertible debentures in 2008 (2007 – 581,500). The convertible debentures may be converted at any time in whole or in part, at the option of the holders, into restricted common shares of the Company at conversion prices ranging from $0.60 to $1.63. All of the Convertible debentures were converted into restricted common shares on or before March 31, 2008.

Even with these financings, we need substantial amounts of additional capital in the near term to continue our operations.  At the present time, we are not generating any revenue, and our cash reserves are very low. As of October 5, 2009, cash and cash equivalents were almost zero, while our outstanding debt and accrued liabilities exceeded $1,500,000.  In addition, our monthly operating expenses are approximately $300,000.   As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to quickly obtain additional financing, and ultimately achieve and maintain profitable operations. We are in the process of seeking additional capital through the issuance of debt and/or equity securities. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful and that we will be able to continue as a going concern.  If we are unable to obtain such additional funding, we may be required to cease operations.

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

Our Plan of Operation for the Next Twelve Months

As of the date of this report, we are continuing to develop our business of providing marketing and advertising tools for the mobile telecommunications industry.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.  We will need additional capital, which will likely come from issuing additional equity securities in 2009 and 2010.  The issuance of additional equity securities will likely dramatically dilute the equity ownership of our existing common stockholders.  In August 2009 the Company completed a very successful trial launch with Turkcell in Turkey and is in negotiations to complete a commercial contract for this market. If successful the Company plans to be operational in Turkey in early 2010.We have a firmly established relationship with America Movil in Latin America and have established a deployment schedule for services in Mexico, Brazil,Chile and Argentina. We have already begun a controlled launch and expect to be fully deployed in these countries during the first half of 2010.  America Movil has approximately 182 million subscribers who become potential MyScreen customers throughout the region.

Other relationships in Latin America are expected to be solidified in the coming months. We expect that opportunities in these areas will be able to be deployed in the second half of 2010. We are also working on opportunities with one of our significant investors, Orascom Telecom Holdings S.A.E., to launch our product in Europe in the second half of 2010. In the targeted areas, there are approximately 70 Million subscribers who become potential MyScreen customers.

Our efforts in educating both brands and their advertising agencies are being well received, and we have already received commitments from a number of internationally recognized brands to advertise as we launch services.  Unilever and Grupo Bimbo have both agreed to deliver advertisements to millions of mobile customers in Mexico and throughout Latin America.

We need to raise significant additional capital, which will likely come from issuing additional equity or convertible debt securities in 2009 and 2010 in order to meet our business plan in 2010.  The issuance of additional equity securities will likely dramatically dilute the equity ownership of our existing common stockholders.

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

There were no Obligations or Commitments as at December 31,2008.

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

Management was made aware of certain errors in our consolidated financial statements.  Such errors are deemed by management to have occurred due to material weaknesses in our controls and procedures. Accordingly, based on our assessment we have concluded that, as of December 31, 2008, our internal controls over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report.  Management was informed of errors by our auditors in calculating beneficial conversion interest and in valuing options and warrants issued for services. As this was discovered after our year end during the audit, we concluded our internal controls were not effective at December 31, 2008. Also, we did not meet our filing deadlines for our quarterly or annual filings in 2008. As stated previously, we were dormant from 1996 until April 2007. We have taken steps to remediate these material weaknesses, including  engaging an outside consulting firm and hiring qualified staff with the requisite expertise to assist with certain accounting transactions, including the issuance of convertible securities and stock options issued under our long term incentive plan. Having additional staff will also help us to achieve more timely reporting.

Item 9A.  CONTROLS AND PROCEDURES - continued

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, except for the corrective actions taken with regard to the material weaknesses noted above with respect to implementing controls around complex accounting transactions  for calculating beneficial conversion interest and valuing options and warrants issued for services.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 4, 2007, we entered into an Asset Purchase Agreement with Gino Porco, pursuant to which we acquired our current technology, and agreed to issue Mr. Porco 10,000,000 shares of our common stock, which at the time, constituted, and currently constitutes, more than 5% of our outstanding common stock.  The shares were valued at $0.001 per share, for a transaction value of $10,000.  On or about April 4, 2007, and in connection with entering into the Asset Purchase Agreement with Mr. Porco, we entered into a Development Agreement with Envenia Networks, Inc., pursuant to which Envenia Networks, Inc., agreed to provide development services related to the technology we acquired from Mr. Porco. Mr. Porco was and is the sole shareholder, officer and director of Envenia Networks, Inc. Under the terms of the Development Agreement, we paid Envenia, $2,916,819 between April 2007 and May 2008.

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

PART IV

Item 15. EXHIBITS

(3.1)	Certificate of Incorporation of My Screen Mobile, Inc., as amended. (1)

(3.2)	Bylaws of My Screen Mobile, Inc. (1)

(10.1)	Exclusive Territory Agreement between My Screen Mobile, Inc., Orascom Telecom Holdings, S.A.E., and Weather Investments, S.P.A. (1)

(10.2)
Securities Purchase Agreement between My Screen Mobile, Inc. and Orascom Telecom Holdings, S.A.E., which is incorporated herein by reference to Exhibit 10.1 of My Screen’s Current Report on Form 8-K filed on May 15, 2008. (1)

(10.3)
Warrant Agreement between My Screen Mobile, Inc. and Orascom Telecom Holdings, S.A.E., which is incorporated herein by reference to Exhibit 10.1 of My Screen’s Current Report on Form 8-K filed on May 15, 2008. (1)

(10.4)	Employment Agreement with Gino Porco. (1)

(10.5)	Employment Agreement with Maurizio Angelone (1)

(10.6)	Asset Purchase Agreement LBS Ventures Inc.

(10.7)	Development Agreement Envenia Networks Inc.

(10.8)	Asset Purchase Agreement Gino Porco

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Audit Committee Charter (1)

(1) Previously filed with the Company's Form 10-K  (File No. 000-20675) on October 29, 2009

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2009 .

MY SCREEN MOBILE, INC.

By:	/s/ Bruce MacInnis
Bruce MacInnis
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2009.

By:	/s/ Maurizio Angelone	Director & Chief Executive Officer
Maurizio Angelone

By:	/s/ Bruce MacInnis	Chief Financial Officer
Bruce MacInnis

By:	/s/ Raghunath Kilambi	Director
Raghunath Kilambi

By:	/s/ James Bailey	Director
James Bailey

By:	/s/ Terrence Rodrigues	Director, President, Treasurer & Secretary
Terrence Rodrigues

By:	/s/ Shane Carroll	Director
Shane Carroll

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Accounting Firm	F-2

Balance Sheets for Periods Ended December 31, 2008 and 2007	F-3

Statement of Operations for the Periods Ended December 31, 2008 and 2007 and for the Period from Inception (January 10, 1996) to December 31, 2008	F-4

Statement of Stockholders' Equity for the Period from Inception (January 10, 1996) to December 31, 2008	F-5 to F-6

Statement of Cash Flows for the Periods Ended December 31, 2008 and 2007 and for the Period from Inception (January 10, 1996) to December 31, 2008	F-7 to F-8

Notes to Financial Statements	F-9 to F-15

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

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31	Year Ended December 31	January 10, 1996 (INCEPTION)
	2008	2007	To December 31, 2008
	$	$	$

REVENUE
Net sales	-	-	563,382
Cost of goods sold	-	-	516,031
Gross Profit	-	-	47,351

EXPENSES
Consulting	38,515,603	1,979,221	40,494,824
Programming	1,820,207	2,307,077	4,127,284
Advertising and promotion	636,042	53,135	689,177
Selling, general and administrative	697,925	89,504	3,787,551
Salaries and benefits	709,425	-	709,425
Depreciation	99,679	34,881	229,939
Travel and entertainment	370,096	27,914	398,010
Legal and audit	227,593	64,970	292,563
Foreign currency translation gain	62,946	-	62,946
Impairment loss on intellectual property intangible asset	2,902,000	10,000	2,912,000
Bank charges	2,259	794	3,053
Total Operating Expense	46,043,775	4,567,496	53,706,772
OPERATING (LOSS)	(46,043,775)	(4,567,496)	(53,659,421)

OTHER INCOME (EXPENSE):
Interest expense	(110,283)	(472,486)	(582,769)
Interest income	45,851		45,851
Total other expense	(64,432)	(472,486)	(536,918)

(Loss) before income taxes	(46,108,207)	(5,039,982)	(54,196,339)
Provision for income taxes	-	-	-

Net (loss)	(46,108,207)	(5,039,982)	(54,196,339)

NET LOSS PER COMMON SHARE -
- BASIC AND FULLY DILUTED	(0.38)	(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND FULLY DILUTED	119,980,814	106,325,088

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

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net (loss) per common share does not include the potential common shares that could occur upon exercise of warrants, options or conversion of debt to acquire common stock, as their effect would be anti-dilutive. Therefore, basic and diluted EPS are the same.

At December 31, 2008, the Company had issued and outstanding 129,172,098 common shares, and 25,434,697 common stock purchase warrants.  The board authorized the issuance of options to purchase up to an aggregate of 4,500,000 shares of common stock to certain officers, employees and directors subject to approval by the stockholders

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

In total, the Company issued 24,801,364 stock purchase warrants during the year ended December 31, 2008. 20,000,000 warrants were issued at an exercise price of $2.00 and expire on May 23, 2012, 5,434,697 warrants were issued at an exercise price of $1.00 and expire at various dates between October 15, 2011 and April 18, 2012 . These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $28,577,291. This amount was recorded as consulting expense in these consolidated financial statements. 633,333 stock purchase warrants were issued for the year ended December 31, 2007. All 25,434,697 warrants remain outstanding at December 31, 2008.

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