Form 10-Q
period 2009-03-31
MY SCREEN MOBILE, INC.
filed 2010-01-15
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, outstanding as of December 31, 2009 was 136,536,877, and there were 260 stockholders of record.

My Screen Mobile, Inc.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
March 31, 2009

	March 31	December 31
	2009	2008
	UNAUDITED	AUDITED
	$	$
ASSETS

CURRENT ASSETS:
Cash	48,281	31,135
Restricted cash	42,619	2,196,599
Prepaid expenses	36,272	24,604
Notes receivable	638,337	438,337
	765,509	2,690,675

Property and equipment (net)	185,662	182,332
		-

TOTAL ASSETS	951,171	2,873,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	15,505	263,805
Convertible promissory note payable, net of discount	92,563	90,560

TOTAL CURRENT LIABILITIES	108,068	354,365

TOTAL LIABILITIES	108,068	354,365

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $.001 par value;
200,000,000 shares authorized;
129,297,098 and 129,171,098 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	129,296	129,171
Additional paid-in capital	57,045,413	56,585,810
Deficit accumulated during development stage	(56,331,606)	(54,196,339)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	843,103	2,518,642

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	951,171	2,873,007

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			January 10, 1996
	FOR THE THREE MONTHS ENDED		(INCEPTION)
	March 31	March 31	To March 31,
	2009	2008	2009
	$	$	$

REVENUE
Net sales	-	-	563,382
Cost of goods sold	-	-	516,031
Gross Profit	-	-	47,351

EXPENSES
Consulting	568,848	2,599,779	41,063,672
Programming	410,049	604,040	4,537,333
Advertising and promotion	157,886	47,665	847,063
Selling, general and administrative	95,673	46,064	3,883,224
Salaries and benefits	685,641	-	1,395,066
Depreciation	25,478	10,117	255,417
Travel and entertainment	128,340	25,630	526,350
Legal and audit	52,340	-	344,903
Foreign currency translation loss (gain)	5,903	(1,530)	68,849
Impairment loss on intellectual property intangible asset	-	-	2,912,000
Bank charges	864	110	3,917
Total Operating Expense	2,131,022	3,331,875	55,837,794
OPERATING (LOSS)	(2,131,022)	(3,331,875)	(55,790,443)

OTHER INCOME (EXPENSE):
Interest expense	(5,753)	(99,524)	(588,522)
Interest income	1,508	-	47,359
Total other expense	(4,245)	(99,524)	(541,163)

(Loss) before income taxes	(2,135,267)	(3,431,399)	(56,331,606)
Provision for income taxes	-	-	-

Net (loss)	(2,135,267)	(3,431,399)	(56,331,606)

NET LOSS PER COMMON SHARE -
- BASIC AND FULLY DILUTED	(0.02)	(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND FULLY DILUTED	129,266,265	107,245,136

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			FOR THE
			PERIOD FROM
			January 10, 1996
	FOR THE THREE MONTHS ENDED		(INCEPTION)
	March 31	March 31	to March 31,
	2009	2008	2009
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(2,135,267)	(3,431,399)	(56,331,606)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	28,500	1,764,750	8,910,822
Stock purchase warrants issued for services	-	707,799	29,764,845
Common stock options issued for services	331,228	-	444,163
Convertible note and debenture beneficial conversion interest	3,914	91,249	562,792
Bad debt expense	-	-	28,770
Impairment loss on intellectual property	-	-	2,912,000
Depreciation	25,478	10,117	255,417
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses and other assets	(11,668)	-	(28,606)
(Decrease ) Increases in accounts payable and accrued expenses:			-
Prepetition	-	-	(59,032)
Post petition	(250,211)	205,523	727,846
Decrease in settlement receivable	-	-	362,694
Advances from related party	-	166,490	-
(Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) operating activities	(2,008,026)	(485,471)	(12,519,234)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Cash paid for note receivable	(200,000)		(638,337)
Loans made to stockholders	-	-	(100,000)
Purchase of LBS assets	-		(882,000)
Purchase of property and equipment	(28,808)	(14,887)	(516,190)
Net cash ( used in ) investing activities	(228,808)	(14,887)	(2,255,150)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	400,000	981,500
Proceeds from issuance of convertible promissory notes	-	-	100,000
Proceeds from sale of preferred stock	-	-	3,500,000
Sale of common stock	100,000	175,000	11,425,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash provided by financing activities	100,000	575,000	14,865,284

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(2,136,834)	74,642	90,900

CASH AND CASH EQUIVALENTS:
- beginning of period	2,227,734	244	-

CASH AND CASH EQUIVALENTS:
- end of period	90,900	74,886	90,900

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	5,753	-	26,229

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property	-	-	2,030,000
Issuance of common stock to settle accrued liabilities	-	-	100,000
Common stock issued for conversion of debenture	-	831,500	981,500
Cancelation of common stock	-		418,831

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

The Company is a Development Stage Company and was incorporated under the laws of the state of Delaware on January 10, 1996. The Company acquired 2089207 Ontario Inc. which operates as MyScreen Mobile in Canada on April 2, 2007.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10-K report for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s 10-K report.

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
MARCH 31, 2009

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, notes receivable, accrued expenses, and notes payable.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

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

Revenue Recognition

Revenue is recognized as the advertising contracts are fulfilled by delivering advertisements to mobile devices.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Historical cost balances are remeasured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
MARCH 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net (loss) per common share does not include the potential common shares that could occur upon exercise of warrants, stock options or conversion of debt to acquire common stock, as their effect would be anti-dilutive. Therefore, basic and diluted EPS are the same.

At March 31, 2009, the Company had issued and outstanding 129,297,098 common shares, and 25,434,697 common stock purchase warrants. The board authorized the issuance of options to purchase up to an aggregate of 4,500,000 shares of common stock to certain officers, employees and directors subject to approval by the stockholders.

Stock-Based Compensation

The Company records expense for stock-based compensation to employees using the fair value method. Occasionally, the Company will issue shares of stock and stock warrants in exchange for services. The Company values the issuance of shares based on the fair value of its stock on the date of issuance. The Company values the warrants it issues using the Black-Scholes model.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At March 31, 2009, the Company had a deficit accumulated during Development Stage of $56,331,606.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. The Company is currently seeking additional equity and debt financing to sustain its operations. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include $18,018 for prepaid rent and $18,254 for prepaid travel advances.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 – NOTES RECEIVABLE

Notes receivable of $638,337 are due from one Company and are due on demand. The Notes include interest of 7% per annum on the unpaid balance.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated		December 31,
	Cost	Depreciation	Net	2008

Leasehold improvements	$70,277	$44,480	$25,797	$30,939

Computer equipment	$186,694	$79,040	$107,654	$94,404

Computer software	$9,191	$3,830	$5,361	$6,128

Office furniture and equipment	$79,538	$32,688	$46,850	$50,861

Total	$345,700	$160,038	$185,662	$182,332

Total depreciation expense for the three months ended March 31, 2009 was $25,478 (2007 -   $10,117)

NOTE 7 – INTANGIBLE ASSETS

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses totalled $15,505 representing amounts due to consultants.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes mature three years from the date of issuance and have a 7.5% interest rate calculated and compounded annually.  Interest is paid semi annually in arrears. The convertible debentures may be converted at any time after the one year anniversary in whole or in part, at the option of the holders into restricted common shares of the Company at a conversion price of $1.50. The convertible promissory notes contain a beneficial conversion feature, which has been calculated based on the difference between the conversion price and fair value of the stock on the date the notes were issued. As the debt is convertible at any time after the one year anniversary $3,914 out of a total $18,666 of the related debt discount was charged to interest expense during the quarter ended March 31, 2009.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had an agreement with one of its shareholders (approximate 20% owner) whereby the shareholder’s company performed programming services to the Company in developing its mobile phone technology. This agreement was completed on May 28, 2008. On occasion, the shareholder’s company also advanced operating capital to the Company, on an as needed basis. There was no outstanding balance at March 31, 2009 or March 31, 2008. No formal note payable was established for such advances, and as such no related interest expense was accrued. Total programming expenses recorded for this related party during the period April 4, 2007 to May 28, 2008 $3,335,126. Total programming expenses paid during the quarter ended March 31, 2008 were $567,492 The Company and the shareholder agreed to cancel 523,539 previously issued shares to the shareholder valued at $418,307 effective May 28, 2008 to reflect a revised agreed upon amount for the services provided. The Company purchased the assets of LBS Ventures, Inc. from the same shareholder for $882,000 and 4,000,000 restricted common shares on November 10, 2008. The parties subsequently agreed to reduce the purchase price by 2,000,000 shares. The total purchase price recorded by the Company in 2008 was $2,902,000.

NOTE 11 – STOCKHOLDERS’ EQUITY

Effective January 29, 2009, the Company issued one entity, 25,000 shares of common stock in exchange for consulting services to be provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $28,500.

During March, the Company issued 100,000 shares of common stock in return for $100,000 in cash.

NOTE 12 – SUBSEQUENT EVENTS

The Company entered into an employment contract effective April 1, 2009 which requires 70,000 shares of Company’s common stock to be issued in 6 equal monthly installments of 11,666 shares beginning May 1, 2009 as long as the individual is still employed with the Company.

On April 1, 2009 the Company granted 750,000 options to purchase common shares to an employee at $1.00 under the Company’s Long Term Incentive Plan. The options are based on length of service and vest over 3 years. The options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $729,149. This amount is being recognized ratably as salary expense over the three year period.

The Company entered into an employment contract effective May 1, 2009 which requires 3,000,000 shares of Company’s common stock to be issued. The shares are earned in 6 equal installments of 500,000 shares, six months, twelve months, eighteen months, twenty four months, thirty months and thirty-six months after May 1, 2009 as long as the individual is employed as of the applicable date. All shares are deemed to be earned in the event of termination without cause. The Company also granted 7,000,000 options to this same employee to purchase common shares at $1.00 under a separate Executive Incentive Plan. 3,000,000 of these options are based on length of service and vest in 4 equal installments of 750,000 shares, at six months, twelve months, twenty four months and thirty six months after May 1, 2009. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $3,475,410. This amount is being recognized ratably over three years as salary expense. 4,000,000 of the 7,000,000 options granted above are performance based. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $4,633,871. This amount is being recognized ratably as salary expense over the periods the Company expects the performance conditions to be met and will be reassessed at each reporting period.

On June 26, 2009 the Company issued 560,000 shares of the Company’s common stock for $560,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share.  The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $548,074. This amount was recorded as consulting expense.

On June 27, 2009 the Company issued 55,000 shares of its common stock to an individual in return for services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $66,000.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 12 – SUBSEQUENT EVENTS - continued

Effective June 30, 2009, we issued an individual, 55,370 shares of common stock as compensation due under an Amended Employment Agreement. The revised agreement is effective April 1, 2009 and was originally entered into between the Company and such individual on January 1, 2008. The related consulting expense and number of shares to be issued is calculated monthly by taking $CDN 25,000 and converting it at the average exchange rate for the month and dividing by the average closing share price for the 20 days prior to the first day of each month. In total for the three months ending June 30, 2009 the consulting expense was $61,916.

On August 28, 2009 the Company issued 175,000 shares of the Company’s common stock for $175,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $212,303. This amount was recorded as consulting expense.

On August 31, 2009 the Company issued 50,000 shares of the Company’s common stock for $50,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $65,742. This amount was recorded as consulting expense.

On August 31, 2009 the Company issued 27,500 shares of its common stock to an individual in return for services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $44,000.

On September 9, 2009, the Company issued one entity, 200,000 shares of common stock in exchange for programming services to be provided to the Company. The related Programming expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $300,000.

Effective September 11, 2009, the two individuals holding the $100,000 Convertible Promissory Notes converted their notes into 66,666 restricted common shares.

On September 15, 2009 the Company granted 1,200,000 options to purchase common shares to an employee at $1.45 under the Company’s Long Term Incentive Plan. The options are based on length of service. The options vest over three years. The options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $1,493,652. This amount is being expense as salary expense over the three year period.

During September, 2009 the Company issued 500,000 shares of the Company’s common stock for $500,000.  Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $515,537. This amount was recorded as consulting expense.

On September 21, 2009 the Company issued 17,500 shares of the Company’s common stock to a Company and 14,000 shares of the Company’s common stock to an individual for services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $41,500. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $32,399. This amount was recorded as consulting expense.

On September 30, 2009, in exchange for $500,000, we issued a company a convertible Debenture in the principle amount of $500,000, together with a warrant to purchase 250,000 shares of common stock exercisable at $1.00 per share and a warrant to purchase 250,000 shares of common stock exercisable at $2.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $762,924. This amount was recorded as consulting expense.

On September 30, 2009, the Company issued one individual, 25,000 shares of common stock in exchange for services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $38,750.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 12 – SUBSEQUENT EVENTS - continued

Effective September 30, 2009, we issued an individual, 50,916 shares of common stock as compensation due under an Amended Employment Agreement. The revised agreement is effective April 1, 2009 and was originally entered into between us and such individual on January 1, 2008. The related consulting expense and number of shares to be issued is calculated monthly by taking $CDN 25,000 converting it at the average exchange rate for the month and dividing by the average closing share price for the 20 days prior to the first day of each month. In total for the three months ending September 30, 2009 the consulting expense was $65,628.

From October 1 to the 16th, 2009 the Company issued 80,000 shares of the Company’s common stock for $80,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $87,684. This amount was recorded as consulting expense.

On October 1, 2009 the Company granted 2,150,000 options to purchase common shares at $1.25 under the Company’s Long Term Incentive Plan to six employees. The options are based on length of service, with 637,500 options vesting immediately, and the balance vest over two years. The options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $2,654,781. $787,173 was recognized as expense on October 1, 2009 and the balance of $1,867,608 will be recognized ratably as salary expense over the two year period.

On October 13, 2009 the Company granted 1,000,000 options to purchase common shares at $1.25 under the Company’s Long Term Incentive Plan to two employees. The options are based on length of service and vest over three years. The options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $1,123,870. This amount is being recognized ratably as salary expense over the three year period.

On October 20, 2009 the Company granted 1,700,000 options to purchase common shares at $1.25 under the Company’s Long Term Incentive Plan to six employees. The options are performance based. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $1,795,897. This amount is being expensed as salary expense over the periods we expect the performance conditions to be met and will be reassessed at each reporting period.

On October 30, 2009, the Company issued one entity 15,000 shares of common stock in exchange for consulting services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $18,750.

On November 18, 2009 the Company granted 2,800,000 options to purchase common shares at $1.18 under the Company’s Long Term Incentive Plan to six employees. The options are performance based. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $3,089,030. This amount is being expensed as salary expense over the periods we expect the performance conditions to be me and will be reassessed at each reporting period.

On November 19, 2009, the Company issued one entity 123,981 shares of common stock in exchange for consulting services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $142,578.15.

On November 19, 2009, we issued an entity 1,250,000 shares of common stock, in exchange for services provided to us by such entity. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $1,437,500.

On December 2, 2009, we issued one entity 100,000 shares of common stock, upon its partial conversion of its Demand Note we issued to such entity during 2009.

On December 15, 2009, we issued 40,000 shares of common stock to an individual in exchange for legal services provided. The related legal expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $44,000.

On December 15, 2009, the Company issued one entity 710,000 shares of common stock in exchange for consulting services provided to the Company The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $781,000.

Effective December 31, 2009, we issued an individual, 53,836 shares of common stock as compensation due under an Amended Employment Agreement. The revised agreement is effective April 1, 2009 and was originally entered into between us and such individual on January 1, 2008. The related consulting expense and number of shares to be issued is calculated monthly by taking $CDN 25,000 converting it at the average exchange rate for the month and dividing by the average closing share price for the 20 days prior to the first day of each month. The total consulting expense was $70,405.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.  See “Special Note Regarding Forward-Looking Statements”.  The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing, and in conjunction with our consolidated financial statements as of December 31, 2008, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The discussion and analysis set forth below covers the following comparative periods: the three months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

We had cash including restricted cash of $90,900 as of March 31, 2009, and we had cash, including restricted cash of $2,227,734 at December 31, 2008. As of March 31, 2009, we had prepaid expenses of $36,272 and notes receivable of $638,337 which are due on demand. Property and equipment net of depreciation expense was $185,662. Total assets, at March 31, 2009 were $951,171. Total assets as of December 31, 2008 were $2,873,007 which consisted of cash, prepaid expenses of $24,604, notes receivable of $438,337 and property and equipment net of depreciation of $182,332.  Total Liabilities as of March 31, 2009 was $108,068 which consisted of accrued expenses of $15,505 and convertible promissory note payable, net of discount $92,563. Total Liabilities as of December 31, 2008 was $354,365 which consisted of accrued expenses of $263,805 and convertible promissory note payable, net of discount $90,560.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

During the first three months the company issued 100,000 shares for cash of $100,000 and 25,000 shares for services which were valued at $28,500. Management believes that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Three Months Ended March 31, 2009 and 2008 and for the period from inception (January 10, 1996) to March 31, 2009

Income

Our predecessor corporation was operational from January 1996 to March 1998. We were dormant from March 1998 through March 2007.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We have no expectation of earning revenue until the first quarter of 2010 and as such, we had no income during the three months ended March 31, 2009 and 2008.  For the period from our inception on January 10, 1996 through March 31,2009, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

For the three months ended March 31, 2009, we incurred an operating loss of $2,131,022. Programming expense totaled $410,049, all made to a third party service provider and were expensed as incurred. Consulting was $568,848 and included $150,000 for executive recruiting. Salaries and benefits totaled $685,641 for the quarter and included $331,228 in expense for options expensed over the requisite service period. Travel and entertainment totaled $128,340 and included costs associated with attending two trade shows.  For the three months ended March 31, 2008, we incurred an operating loss of $3,331,875. Programming expense totaled $604,040, all made to a third party service provider and were expensed as incurred. Included in programming was $567,492 in payments made to a related party. Consulting was $2,599,779 which included $1,764,750 in expense relating to common shares issued in return for services and $707,799 in expense relating to common share purchase warrants issued in exchange for services.

The Company incurred $5,753 (2007-$99,524) in interest expense relating to its debt financings, $3,914 (2007-$91,249) of this expense was a result of beneficial conversion features included in our convertible debenture agreements. The Company earned $1,508 (2007 - $NIL) in interest income on invested cash during the quarter ended March 31, 2009.

The net loss for the three months ended March 31, 2009 was $2,135,267 (2007-$3,431,399) and for the period from our inception on January 10, 1996 through March 31, 2009, we had total operating expenses of $55,790,443, total other expenses of $541,163 less gross profit of $47,351, resulting in a net loss of $56,331,606.

Our Plan of Operation for the Next Twelve Months

On March 31, 2009 we had $90,900 of Cash and $108,068 in Current Liabilities. As of the date of this report our current payables are in excess of $1,700,000. We are continuing to develop our business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that we will be able to successfully develop our business or that we will generate sufficient revenues to sustain our operations. We need to continue to invest in our software, operating software and hardware platforms as we near commercial launch over the next few months.

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

Our Plan of Operation for the Next Twelve Months - continued

Our efforts in educating both brands and their advertising agencies are being well received, and we have already received commitments from a number of internationally recognized brands to advertise as we launch services. Unilever and Grupo Bimbo have both agreed to deliver advertisements to millions of mobile customers in Mexico and throughout Latin America.

We need to raise significant additional capital, which will likely come from issuing additional equity or convertible debt securities in order to meet our business plan in 2010.  The issuance of additional equity securities will likely dramatically dilute the equity ownership of our existing common stockholders.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Working Capital

Under the Securities Purchase Agreement dated May 15, 2008, between us and Orascom Telecom Holdings, S.A.E. we agreed to set aside $3,000,000 to fund certain technical expenditures and have expended this amount.

Contractual Obligations and Other Commercial Commitments

The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments.

	Payments Due During Fiscal Years Ending December 31,
	Total	2009	2010-2011	2012-2013	Thereafter

Contractual Obligations:

Software development contract	2,249,550	2,249,550

Server Hosting IP Transit Contract*	1,562,881	253,959	980,316	328,606

Convertible promissory note obligations**	300,000		100,000

Convertible Debenture***	2,500,000			500,000

Unrecorded Contractual Obligations:

Purchase obligations	NIL

* Server Hosting IP Transit Contract was entered into effective August 1, 2009.

**On September 11, 2009 the holders of $100,000 notes exercised their option and converted into 66,666 restricted common shares. On November 30, 2009 the Company borrowed $1,000,000 and repaid $800,000 during December 2009. The remaining $200,000 is convertible at any time at $1.00 per share.

***On September 30, 2009, we issued a Convertible Debenture in the principal amount of $500,000 which is convertible into shares of common stock at $1.00 per share. On December 15, 2009 we issued a Convertible Debenture in the principal amount of $2,000,000 which is convertible into shares of common stock at $1.05 per share.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Arrangements - continued

Warrants

As of March 31, 2009, we had warrants outstanding to purchase an aggregate of 25,434,697 shares of our common stock, 20,000,000 of which are exercisable at $2.00 per share and expire on May 23, 2012, 5,434,697 warrants were issued at an exercise price of $1.00 and expire at various dates between October 15, 2011 and April 18, 2012. For the three months ended March 31, 2009 and March 31, 2008, no warrants were exercised.

Common Stock

 During the three month period ended March 31, 2009, the Company issued 100,000 shares of common stock for cash of $100,000 and 25,000 shares of common stock for services which the company valued at $28,500. The total number of shares of common stock outstanding as of March 31, 2009 was 129,297,098.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Item 4.	Controls and Procedures. - continued

Evaluation of Disclosure Controls and Procedures - continued

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management did not file the quarterly financial statements in a timely manner.  Such errors are deemed by management to have occurred due to material weaknesses in our controls and procedures. Accordingly, based on our assessment we have concluded that, as of March 31, 2009, our internal controls over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report. As stated previously, we were dormant from March 1998 until April 2007. We intend to take steps to remediate these material weaknesses, including either engaging an outside consulting firm or hiring qualified staff with the requisite expertise to assist with certain complex accounting of our convertible securities and our long term incentive plan and to ensure timelier reporting.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

We immediately need additional funding to continue our operations. If we are unable to obtain additional funding, we may be required to cease operations and you could lose your investment.

We need substantial amounts of additional capital in the near term, to continue our operations.  At the present time, we are not generating any revenue, and our cash reserves are very low. As of the date of this report our outstanding debt and accrued liabilities exceeded two million one hundred thousand dollars ($2,100,000). As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to quickly obtain additional financing, and ultimately achieve and maintain profitable operations. We are in the process of seeking additional capital through the issuance of debt and/or equity securities. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful or that we will be able to continue as a going concern.  If we are unable to obtain such additional funding, we may be required to cease operations and you could lose your investment.

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

Item 1B.	Risk Factors - continued

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

Item 1B.	Risk Factors - continued

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

Item 1B.	Risk Factors - continued

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

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

•	Fire, floods and other natural disasters;
•	network failure;
•	hardware failure;
•	software failure;
•	power loss;
•	telecommunications failures;
•	break-ins;
•	terrorism, war or sabotage;
•	computer viruses;
•	penetration of our network by unauthorized computer users and “hackers” and other similar events;
•	other unanticipated problems.

Item 1B.	Risk Factors - continued

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

We rely on third party providers for components of our technology platform, such as hardware and software, and on mobile telecommunications providers for the delivery of our service. A failure or limitation of any third party technology or of service or available capacity by any of these third party service providers could adversely affect our business and reputation.

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

Item 1B.	Risk Factors - continued

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

Item 1B.	Risk Factors - continued

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

We sold or issued the following equity securities during the three month period ended March 31, 2009:

On January 23, 2009, in exchange for a purchase price of $100,000, we issued one entity 100,000 shares of common stock.

On January 27, 2008, we issued 25,000 shares of common stock to one entity, in exchange for services.

The total number of Common shares outstanding as of March 31, 2009 was 129,297,098.

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

On December 31, 2008, the holders of a majority of the outstanding shares of our common stock executed a written consent approving of the Employment Agreement we entered into with Maurizio Angelone and the issuance to Mr. Angelone of 3,000,000 shares of our common stock and options to purchase up to 7,000,000 shares of our common stock.  On the same day, the same shareholders executed a Voting Agreement under which they agreed to nominate and elect Mr. Angelone to our Board of Directors, as long as he remains employed by the Company, and to approve all equity compensation plans required to be established for the benefit of Mr. Angelone under the Employment Agreement. Mr. Angelone became the Chief Executive Officer and a member of the Board of Directors on May 1, 2009.

Item 5.	Other Information

 None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2010.

MY SCREEN MOBILE, INC.

By:	/s/ Bruce MacInnis
Bruce MacInnis
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 14, 2010.

By:	/s/ Maurizio Angelone	Director & Chief Executive Officer
Maurizio Angelone

By:	/s/ Bruce MacInnis	Chief Financial Officer
Bruce MacInnis

By:	/s/ Raghunath Kilambi	Director
Raghunath Kilambi

By:	/s/ James Bailey	Director
James Bailey

By:	/s/ Terrence Rodrigues	Director, President, Treasurer & Secretary
Terrence Rodrigues

By:	/s/ Shane Carroll	Director
Shane Carroll