Form 10-Q
period 2009-06-30
MY SCREEN MOBILE, INC.
filed 2010-01-15
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

My Screen Mobile, Inc.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009

	June 30	December 31.
	2009	2008
	UNAUDITED	AUDITED
	$	$
ASSETS

CURRENT ASSETS:
Cash	254,135	31,135
Restricted cash	-	2,196,599
Prepaids	28,406	24,604
Notes receivable	150,238	438,337
	432,779	2,690,675

Property and equipment (net)	159,665	182,332

TOTAL ASSETS	592,444	2,873,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	695,217	263,805
Convertible promissory note payable, net of discount	96,521	90,560

TOTAL CURRENT LIABILITIES	791,738	354,365

TOTAL LIABILITIES	791,738	354,365

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $.001 par value;
200,000,000 shares authorized;
129,990,800 and 129,172,098 shares issued and outstanding
at June 30,2009 and December 31, 2008 , respectively	129,990	129,171
Additional paid-in capital	59,541,423	56,585,810
Deficit accumulated during development stage	(59,870,707)	(54,196,339)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(199,294)	2,518,642

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	592,444	2,873,007

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
		(UNAUDITED)

	FOR THE THREE MONTHS ENDED,		FOR THE SIX MONTHS ENDED,		FOR THE PERIOD FROM
	June 30	June 30	June 30	June 30	January 10, 1996 (INCEPTION)
	2009	2008	2009	2008	To June 30, 2009
	$	$	$	$	$

REVENUE
Net sales	-	-	-	-	563,382
Cost of goods sold	-	-	-	-	516,031
Gross Profit	-	-	-	-	47,351

EXPENSES
Consulting	954,455	27,924,516	1,523,304	30,524,296	42,018,128
Programming	434,154	517,440	844,203	1,121,481	4,971,487
Advertising and promotion	38,583	66,186	195,842	103,566	885,019
Salaries and benefits	1,737,216	-	2,422,857	-	6,210,409
General, selling and administrative expenses	232,265	231,988	328,565	288,334	1,037,990
Depreciation	29,049	15,061	54,527	25,179	284,465
Travel and entertainment	80,514	27,751	208,853	53,381	606,863
Legal and Audit	32,430	55,885	84,770	55,885	377,333
Foreign currency translation (gain) loss	(2,483)	12,162	3,420	10,632	66,366
Impairment loss on intellectual property intangible asset	-		-		2,912,000
Bank Charges	616	347	1,480	458	4,533
Total Operating Expense	3,536,799	28,851,336	5,667,821	32,183,212	59,374,593
OPERATING LOSS	(3,536,799)	(28,851,336)	(5,667,821)	(32,183,212)	(59,327,242)

OTHER INCOME (EXPENSE)
Interest expense	(3,987)	-	(9,740)	(99,524)	(592,509)
Interest income	1,684	706	3,193	706	49,044
Total other expense	(2,303)	706	(6,547)	(98,818)	(543,465)

Loss before income taxes	(3,539,102)	(28,850,630)	(5,674,368)	(32,282,030)	(59,870,707)

Provision for income taxes	-	-	-	-	-

Net (loss)	(3,539,102)	(28,850,630)	(5,674,368)	(32,282,030)	(59,870,707)

NET LOSS PER COMMON SHARE -
- BASIC AND FULLY DILUTED	(0.03)	(0.26)	(0.04)	(0.29)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND FULLY DILUTED	129,324,996	111,804,054	129,294,688	110,021,691

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDING,		FOR THE PERIOD FROM
	June 30	June 30	January 10, 1996 (INCEPTION)
	2009	2008	To June 30, 2009
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(5,674,368)	(32,282,030)	(59,870,707)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	186,748	6,166,122	9,069,070
Stock purchase warrants issued for services	548,074	28,577,291	30,312,919
Common stock options issued for services	1,561,610		1,674,545
Convertible debenture beneficial conversion interest	5,961	91,249	564,839
Bad debt expense	-	-	28,770
Depreciation	54,527	25,179	284,466
Impairment loss on intellectual property	-	-	2,912,000
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in notes receivable	-		-
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses	(3,802)	(5,817,690)	(20,740)
( Decrease ) Increases in accounts payable and accrued expenses:
Prepetition	-	-	(59,032)
Postpetition	431,413	(272,639)	1,409,470
Decrease in settlement receivable	-	-	362,694
Advances from related party	-	(149,373)	-
( Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) provided by operating activities	(2,889,837)	(3,661,891)	(13,401,045)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Cash paid for note receivable	(200,000)		(638,337)
Proceeds from note receivable	488,099		488,099
Loans made to stockholders	-	-	(100,000)
Purchase of LBS assets			(882,000)
Purchase of property and equipment	(31,861)	(59,755)	(519,243)
Net cash ( used in ) provided by investing activities	256,238	(59,755)	(1,770,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	660,000	10,325,000	11,985,000
Proceeds from issuance of convertible debentures		400,000	981,500
Proceeds from issuance of convertible promissory notes			100,000
Sale of preferred stock	-	-	3,500,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

Net cash ( used in ) provided by financing activities	660,000	10,725,000	15,425,284

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(1,973,599)	7,003,354	254,135

CASH AND CASH EQUIVALENTS:
- beginning of period	2,227,734	244	-

CASH AND CASH EQUIVALENTS:
- end of period	254,135	7,003,598	254,135

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	1,868	-	22,344

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property	-	-	2,030,000
Issuance of common stock to settle accrued liabilities	-	-	100,000
Common stock issued for conversion of debenture	-	831,500	981,500
Cancelation of common stock	-	418,831	418,831

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10-K report for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s 10-K report.

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
JUNE 30, 2009

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
JUNE 30, 2009

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

At June 30, 2009, the Company had issued and outstanding 129,990,800 common shares, and 25,994,697 common stock purchase warrants. The board authorized the issuance of options to purchase up to an aggregate of 15,250,000 shares of common stock to certain officers, employees and directors subject to approval by the stockholders.

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

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At June 30, 2009, the Company had a deficit accumulated during Development Stage of $59,870,707.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. The Company is currently seeking additional equity and debt financing to sustain its operations. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses include $18,018 for prepaid rent and $10,388 for prepaid travel advances.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5 - NOTES RECEIVABLE

Notes receivable of $150,238 are due from one Company and are due on demand. The Notes include interest of 7% per annum on the unpaid balance.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	Cost	Accumulated		December 31,
		Depreciation	Net	2008

Leasehold improvements	$70,277	$52,736	$17,541	$30,939

Computer equipment	$189,746	$94,936	$94,810	$94,404

Computer software	$9,191	$4,596	$4,595	$6,128

Office furniture and equipment	$79,538	$36,819	$42,719	$50,861

Total	$348,752	$189,087	$159,665	$182,332

Total depreciation expense for the three months ended June 30, 2009 was $29,049 (2008 -   $15,061)

NOTE 7 - INTANGIBLE ASSETS

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

NOTE 8 - ACCRUED EXPENSES

Accrued expenses totalled $695,217 and included the following: Payments due for programming work performed, $268,681, general and admin payables $169,858, salary amounts payable $148,416, , amounts payable to consultants $47,073,  amounts payable for travel, $24,651, advertising payable, $21,803 and amounts payable for legal work $14,735.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes mature three years from the date of issuance and have a 7.5% interest rate calculated and compounded annually.  Interest is paid semi annually in arrears. The convertible debentures may be converted at any time after the one year anniversary in whole or in part, at the option of the holders into restricted common shares of the Company at a conversion price of $1.50. The convertible promissory notes contain a beneficial conversion feature, which has been calculated based on the difference between the conversion price and fair value of the stock on the date the notes were issued. As the debt is convertible at any time after the one year anniversary $3,958 out of a total $18,666 of the related debt discount was charged to interest expense during the quarter ended June 30, 2009.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had an agreement with one of its shareholders (approximate 20% owner) whereby the shareholder’s company performed programming services to the Company in developing its mobile phone technology. This agreement was completed on May 28, 2008. On occasion, the shareholder’s company also advanced operating capital to the Company, on an as needed basis. There was no outstanding balance at June 30, 2009 or June 30, 2008. No formal note payable was established for such advances, and as such no related interest expense was accrued. Total programming expenses recorded for this related party during the period April 4, 2007 to May 28, 2008 $3,335,126. Total programming expenses paid during the quarter ended June 30, 2008 were $454,634. The Company and the shareholder agreed to cancel 523,539 previously issued shares to the shareholder valued at $418,307 effective May 28, 2008 to reflect a revised agreed upon amount for the services provided. The Company purchased the assets of LBS Ventures, Inc. from the same shareholder for $882,000 and 4,000,000 restricted common shares on November 10, 2008. The parties subsequently agreed to reduce the purchase price by 2,000,000 shares. The total purchase price recorded by the Company in 2008 was $2,902,000.

NOTE 11 - STOCKHOLDERS’ EQUITY

Effective January 29, 2009, the Company issued one entity, 25,000 shares of common stock in exchange for consulting services to be provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $28,500.

During March, 2009, the Company issued 100,000 shares of common stock in return for $100,000 in cash.

The Company entered into an employment contract effective April 1, 2009 which requires 70,000 shares of Company’s common stock to be issued in 6 equal monthly installments of 11,666 shares beginning May 1, 2009 as long as the individual is still employed with the Company.
The Company valued these services for the quarter ended June 30, 2009 at $30,309.

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

The Company entered into an employment contract effective May 1, 2009 which requires 3,000,000 shares of Company’s common stock to be issued., The shares are earned in 6 equal installments of 500,000 shares, six months, twelve months, eighteen months, twenty four months, thirty months and thirty-six months after May 1, 2009 as long as the individual is employed as of the applicable date. All shares are deemed to be earned in the event of termination without cause. The Company also granted 7,000,000 options this same employee to purchase common shares at $1.00 under a separate Executive Incentive Plan. 3,000,000 of these options are based on length of service and vest in 4 equal installments of 750,000 shares, at six months, twelve months, twenty four months and thirty six months after May 1, 2009.These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $3,475,410. This amount is being recognized ratably over three years as salary expense. 4,000,000 of the 7,000,000 options granted above are performance based.These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $4,633,871. This amount is being recognized ratably as salary expense over the periods the Company expects the performance conditions to be met and will be reassessed at each reporting period.  The salary expense for both the service and performance options for the quarter ended June 30, 2009 was $838,393.

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
JUNE 30, 2009

NOTE 12 - SUBSEQUENT EVENTS

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

On September 15, 2009 the Company granted 1,200,000 options to purchase common shares to an employee at $1.45 under the Company’s Long Term Incentive Plan. The options are based on length of service. The options vest over three years. The options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $1,493,652. This amount will be expensed as salary expense over a three year period.

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
JUNE 30, 2009

NOTE 12 - SUBSEQUENT EVENTS - continued

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

On October 20, 2009 the Company granted 1,700,000 options to purchase common shares at $1.25 under the Company’s Long Term Incentive Plan to six employees. The options are performance based. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $1,795,897. This amount will be expensed as salary expense over the periods we expect the performance conditions to be met and will be reassessed at each reporting period.

On October 30, 2009, the Company issued one entity 15,000 shares of common stock in exchange for consulting services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $18,750.

On November 18, 2009 the Company granted 2,800,000 options to purchase common shares at $1.18 under the Company’s Long Term Incentive Plan to six employees. The options are performance based. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $3,089,030. This amount will be expensed as salary expense over the periods we expect the performance conditions to be met and will be reassessed at each reporting period.

On November 19, 2009, the Company issued one entity 123,981 shares of common stock in exchange for consulting services provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $142,578.

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

The discussion and analysis set forth below covers the following comparative periods: the three months and six ended June 30, 2009 and 2008.

Liquidity and Capital Resources

We had cash of $254,135 as of June 30, 2009, we had cash, including restricted cash of $2,227,734 at December 31, 2008. We had prepaid expenses of $28,406 and notes receivable of $150,238 which are due on demand. Property and equipment net of depreciation expense was $159,665. Total assets, at June 30, 2009 were $592,444. Total assets as of December 31, 2008 were $2,873,007 which consisted of cash, prepaid expenses of $24,604, notes receivable of $438,337 and property and equipment net of depreciation of $182,332.  Total Liabilities as of June 30, 2009 was $791,738 which consisted of accrued expenses of $695,217 and convertible promissory note payable, net of discount $96,521. Accrued expenses include $240,875 in accrued software development costs. Total Liabilities as of December 31, 2008 was $354,365 which consisted of accrued expenses of $263,805 and convertible promissory note payable, net of discount $90,560.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

During the three months ended June 30, 2009, the company issued 560,000 shares and 560,000 share purchase warrants for $560,000. For the six months the company issued 660,000 shares and 560,000 warrants for cash of $660,000. Management believes that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008 and for the period from inception (January 10, 1996) to June 30, 2009

Income

Our predecessor corporation was operational from January 1996 to March 1998. We were dormant from March 1998 through March 2007.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We have no expectation of earning revenue until the first quarter of 2010 and as such, we had no income during the three or six months ended June 30, 2009 and 2008.  For the period from our inception on January 10, 1996 through March,1998, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

For the three months ended June 30, 2009, we incurred an operating loss of $3,536,799. Programming expense totaled $434,154, all made to a third party service provider and were expensed as incurred. Consulting was $954,455 and included $548,074 relating to the fair market value of warrants issued during the quarter. Salaries and benefits totaled $1,737,216 and included $1,230,383 in expense related to the granting of options to purchase shares of the Company’s common stock.  Of the options granted, subject to shareholder approval, 1,000,000 options became vested during the quarter ended June 30, 2009. These options were valued using a Black-Scholes model. There were no forfeitures to June 30, 2009.

For the three months ended June 30, 2008, we incurred an operating loss of $28,851,336. Programming expense totaled $517,440, programming payments were all made to third party service providers and were expensed as incurred. Included in programming was $454,634 in payments made to one of its shareholder’s company. Consulting for the quarter was $27,924,516 which included $23,861,952 in expense relating to the Black-Scholes valuation of the 20,000,000 warrants issued as part of the $10 million financing in May 2008 and $1,104,440 in expense relating to common share purchase warrants issued in exchange for services. In addition $1,486,782 in expense was recognized in the quarter relating to common shares issued in return for services. Included in General, selling and administrative expense for the three months ended June 30, 2008 were $169,791 in premise expenses relating to the leasing of permanent office space as well as temporary office space.

For the six months ended June 30, 2009, we incurred an operating loss of $5,667,821. Programming expense totaled $844,203, all made to a third party service provider and were expensed as incurred. Consulting was $1,523,304 and included $150,000 for executive recruiting and $548,074 relating to the fair market value of warrants. Salaries and benefits totaled $2,422,857 and included $1,561,610 in expense related to the granting of options to purchase shares of the Company’s common stock.

For the six months ended June 30, 2008, we incurred an operating loss of $32,183,212. Programming expense totaled $1,121,481. Programming payments were all made to third party service providers and were expensed as incurred. Included in programming was $1,022,126 in payments made to a related party. Consulting was $30,524,296 which included $23,861,952 in expense relating to the Black-Scholes valuation of the 20,000,000 warrants issued as part of the $10 million financing and $1,812,239 in expense relating to common share purchase warrants issued in exchange for services. In addition $1,486,782 in expense was recognized relating to common shares issued in return for services. General, selling and administrative expenses were $288,334 including $187,696 relating to the leasing of permanent office space as well as temporary office space.

 The Company incurred $3,987 (2008-$NIL) in interest expense relating to its debt financings during the quarter, $3,958 (2008-$NIL) of this expense was a result of beneficial conversion features included in our convertible debenture agreements. The Company earned $1,684 (2008 - $706) in interest income on invested cash during the quarter. For the six months ended June 30, the Company incurred $9,740 (2008 - $99,524) in interest expense relating to beneficial conversion features included in our convertible debenture agreement and earned $3,193 (2008 - $706) in interest income on invested cash.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Expenses - continued

The operating loss for the three months ended June 30, 2009 was $3,536,799 (2008 - $28,851,336), for the six months ended June 30, 2009 $5,667,821 (2008 - $32,183,212) and for the period from our inception on January 10, 1996 through June 30, 2009, we had total an operating loss of $59,327,242. The Other (income) expense for the three months ended June 30, 2009 was $2,303 (2008 -($706)), for the six months ended June 30, 2009 $6,547 (2008 - $98,818) and for the period from our inception on January 10, 1996 through June 30, 2009, we had total other expenses of $543,465.

The Net loss for the three months ended June 30, 2009 was $3,539,102 (2008 - $28,850,630), for the six months ended June 30, 2009 $5,674,368 (2008 - $32,282,030) and for the period from our inception on January 10, 1996 through June 30, 2009, we had total Net loss of $59,870,707.

Our Plan of Operation for the Next Twelve Months

On June 30, 2009 we had $254,135 of Cash and $791,739 in Current Liabilities. As of the current date our current payables are in excess of $1,700,000. As of the date of this report, we are continuing to develop our business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that we will be able to successfully develop our business or that we will generate sufficient revenues to sustain our operations. We need to continue to invest in our software, operating software and hardware platforms as we near commercial launch over the next few months.

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

We anticipate that additional capital will likely have to come from issuing additional equity or convertible interests in order to meet our business plan in 2010. This cannot occur without diluting the existing equity ownership of our existing common stockholders. We are continuing our efforts to raise additional capital from both of these sources.

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

*** On September 30, 2009, we issued a Convertible Debenture in the principal amount of $500,000 which is convertible into shares of common stock at $1.00 per share. On December 15, 2009 we issued a Convertible Debenture in the principal amount of $2,000,000 which is convertible into shares of common stock at $1.05 per share.

Warrants

As of June 30, 2009, we had warrants outstanding to purchase an aggregate of 25,994,697 shares of our common stock, 20,280,000 of which are exercisable at $2.00 per share, and the balance of which are exercisable at $1.00 per share.  The warrants expire between October 2011 and June 2012.  For the three and six months ended June, 2009 and June 30, 2008, no warrants were exercised.

Common Stock

 During the six month period ended June 30, 2009, the Company issued 660,000 shares of common stock for cash of $660,000 and 158,702 shares of common stock for services which the company valued at $186,748. The total number of shares of common stock outstanding as of June 30, 2009 was 129,990,800.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management did not file the quarterly financial statements in a timely manner.  Such errors are deemed by management to have occurred due to material weaknesses in our controls and procedures. Accordingly, based on our assessment we have concluded that, as of June 30, 2009, our internal controls over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report. As stated previously, we were dormant from March 1998 until April 2007. We intend to take steps to remediate these material weaknesses, including either engaging an outside consulting firm or hiring qualified staff with the requisite expertise to assist with certain complex accounting of our convertible securities and our long term incentive plan and to ensure timelier reporting.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

We sold or issued the following equity securities during the three month period ended June 30, 2009:

On May 31 and June 30, 2009 we issued an employee a total of 23,332 shares of common stock in exchange for services provided to us.

On June 26, 2009, in exchange for a purchase price of $560,000, we issued 560,000 shares of common stock together with warrants to purchase 280,000 shares of our common stock, having an exercise price of $1.00 per share and warrants to purchase 280,000 shares of our common stock, having an exercise price of $2.00 per share for three years.

On June 26, 2009, we issued 55,000 shares of common stock to one individual, in exchange for services provided to us.

On June 30, 2009, we issued 55,370 shares of common stock to one individual, in exchange for services provided to us.

The total number of Common shares outstanding as of June 30, 2009 was 129,990,800.

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