Form 10-Q
period 2009-09-30
MY SCREEN MOBILE, INC.
filed 2010-01-19
CIK 776999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT September 30, 2009

	September 30	December 31.
	2009	2008
	UNAUDITED	AUDITED
	$	$
ASSETS

CURRENT ASSETS:
Cash	514,313	31,135
Restricted cash	-	2,196,599
Prepaid expenses	28,486	24,604
Notes receivable	18,576	438,337
	561,375	2,690,675

Property and equipment (net)	136,112	182,332

TOTAL ASSETS	697,487	2,873,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	1,510,042	263,805
Convertible debenture payable	500,000	-
Convertible promissory note payable, net of discount	-	90,560

TOTAL CURRENT LIABILITIES	2,010,042	354,365

TOTAL LIABILITIES	2,010,042	354,365

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $.001 par value;
200,000,000 shares authorized;
131,152,383 and 129,172,098 shares issued and outstanding
at September 30,2009 and December 31, 2008 , respectively	131,152	129,171
Additional paid-in capital	64,463,648	56,585,810
Deficit accumulated during development stage	(65,907,355)	(54,196,339)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,312,555)	2,518,642

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	697,487	2,873,007

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					FOR THE PERIOD FROM
					January 10, 1996
	FOR THE THREE MONTHS ENDED,		FOR THE NINE MONTHS ENDED,		(INCEPTION)
	September 30	September 30	September 30	September 30	To September 30
	2009	2008	2009	2008	2009
	$	$	$	$	$

REVENUE
Net sales	-	-	-	-	563,382
Cost of goods sold	-	-	-	-	516,031
Gross Profit	-	-	-	-	47,351

EXPENSES
Consulting	1,922,813	3,380,498	3,446,116	33,901,676	43,940,940
Programming	1,222,898	466,103	2,067,101	1,587,584	6,194,385
Advertising and promotion	24,694	437,166	220,536	551,017	909,713
Salaries and benefits	2,286,737	327,212	4,709,594	330,329	8,497,146
General, selling and administrative expenses	128,880	264,949	457,447	542,998	1,166,872
Depreciation	23,552	32,189	78,080	57,368	308,018
Travel and entertainment	87,249	203,691	296,102	257,072	694,112
Legal and Audit	51,059	62,353	135,828	118,239	428,391
Foreign currency translation (gain) loss	5,816	- 6,125	9,235	4,507	72,181
Impairment loss on intellectual property intangible asset	-	-	-	-	2,912,000
Bank Charges	721	1,038	2,201	1,495	5,254
Total Operating Expense	5,754,419	5,169,074	11,422,240	37,352,285	65,129,012
OPERATING LOSS	(5,754,419)	(5,169,074)	(11,422,240)	(37,352,285)	(65,081,661)

OTHER INCOME (EXPENSE)
Interest expense	(282,229)	(8,844)	(291,969)	(108,369)	(874,738)
Interest income	-	20,387	3,193	21,092	49,044
Total other expense	(282,229)	11,543	(288,776)	(87,277)	(825,694)

Loss before income taxes	(6,036,648)	(5,180,617)	(11,711,016)	(37,439,562)	(65,907,355)

Provision for income taxes	-	-	-	-	-

Net (loss)	(6,036,648)	(5,180,617)	(11,711,016)	(37,439,562)	(65,907,355)

NET LOSS PER COMMON SHARE -
- BASIC AND FULLY DILUTED	(0.05)	(0.05)	(0.09)	(0.30)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND FULLY DILUTED	130,251,943	114,830,607	129,670,675	125,922,098

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			FOR THE PERIOD FROM
			January 10, 1996
	FOR THE NINE MONTHS ENDING,		(INCEPTION)
	September 30	September 30	To September 30,
	2009	2008	2009
	$	$	$

Cash flows provided by (used for) operating activities:
Net loss	(11,711,016)	(37,439,562)	(65,907,355)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	730,561	10,173,662	9,612,883
Stock purchase warrants issued for services	2,136,577	24,569,751	31,901,422
Common stock options issued for services	3,252,681		3,365,616
Convertible debenture beneficial conversion interest	286,351	98,563	845,229
Bad debt expense	-	-	28,770
Depreciation	78,080	57,368	308,019
Impairment loss on intellectual property	-	-	2,912,000
Discount for warrant valuation	-	-	244,802
	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	(22,274)
(Increase) decrease in notes receivable	-		-
(Increase) decrease in inventory	-	-	(216,867)
(Increase) decrease in prepaid expenses	(3,882)	(2,928,743)	(20,820)
( Decrease ) Increases in accounts payable and accrued expenses:
Prepetition	-	-	(59,032)
Postpetition	1,244,326	(265,758)	2,222,383
Decrease in settlement receivable	-	-	362,694
Advances from related party	-	(149,373)	-
( Decrease ) in fees payable	-	-	(75,000)
Net cash ( used in ) provided by operating activities	(3,986,322)	(5,884,092)	(14,497,530)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Payment of debt	-	-	(118,623)
Cash paid for note receivable	(200,000)		(638,337)
Proceeds from note receivable	619,761		619,761
Loans made to stockholders	-	(492,000)	(100,000)
Purchase of LBS assets			(882,000)
Purchase of property and equipment	(31,860)	(161,605)	(519,242)
Net cash ( used in ) provided by investing activities	387,901	(653,605)	(1,638,441)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,385,000	10,325,000	12,710,000
Proceeds from issuance of convertible debentures	500,000	400,000	1,481,500
Proceeds from issuance of convertible promissory notes		100,000	100,000
Sale of preferred stock	-	-	3,500,000
Proceeds from short term borrowing	-	-	1,615,000
Payment of offering costs for sale of preferred stock	-	-	(500,000)
Payment of offering costs for sale of Senior Notes	-	-	(290,715)
Payment of prepetition liabilities	-	-	(1,781,737)
Loans repaid to stockholder	-	-	(183,764)

Net cash ( used in ) provided by financing activities	1,885,000	10,825,000	16,650,284

NET ( DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(1,713,421)	4,287,303	514,313

CASH AND CASH EQUIVALENTS:
- beginning of period	2,227,734	244	-

CASH AND CASH EQUIVALENTS (BANK INDEBTEDNESS):
- end of period	514,313	4,287,547	514,313

SUPPLEMENTAL disclosure of CASH FLOW INFORMATION:
Cash paid during the year

Interest paid	5,618	-	26,094

Income taxes paid	-	-	-

Non cash financing activities:
Common stock issued for intellectual property	-	-	2,030,000
Issuance of common stock to settle accrued liabilities	-	-	100,000
Common stock issued for conversion of debenture	-	831,500	981,500
Cancelation of common stock	-	418,831	418,831
Common stock issued for conversion of promissory notes	100,000		100,000

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10-K report for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s 10-K report.

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
SEPTEMBER 30, 2009

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, notes receivable, subscription receivable accrued expenses, debentures payable and notes payable. The fair value of these financial instruments approximates their carrying values due to their short maturities.

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
SEPTEMBER 30, 2009

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

At September 30, 2009, the Company had issued and outstanding 131,152,383 common shares, and 27,376,197 common stock purchase warrants. The board authorized the issuance of options to purchase up to an aggregate of 15,283,333 shares of common stock to certain officers, employees and directors subject to approval by the stockholders.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At September 30, 2009, the Company had a deficit accumulated during Development Stage of $65,907,355.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. The Company is currently seeking additional equity and debt financing to sustain its operations. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4 – PREPAID EXPENSES

Prepaid expenses include $26,985 for prepaid rent and $1,501 for prepaid insurance.

NOTE 5 – NOTES RECEIVABLE

Notes receivable of $18,576 are due from one Company and are due on demand. The Notes include interest of 7% per annum on the unpaid balance.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated		December 31,
	Cost	Depreciation	Net	2008

Leasehold improvements	$70,276	$60,992	$9,284	$30,939

Computer equipment	$189,746	$105,335	$84,411	$94,404

Computer software	$9,191	$5,362	$3,829	$6,128

Office furniture and equipment	$79,538	$40,950	$38,588	$50,861

Total	$348,752	$212,640	$136,112	$182,332

Total depreciation expense for the three months ended September 30, 2009 was $23,552 (2008 -   $32,189)

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses totalled $1,510,042 and included the following. Payments due for programming work performed $665,675, salary amounts payable, $296,917, general and administration payables $199,839, amounts payable to consultants $220,244, and amounts payable for travel, $87,521,advertising payable $21,803 and  accrued legal expenses,$18,043.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 9 – CONVERTIBLE DEBENTURE

The convertible debenture matures three years from the date of issuance. Simple interest on the unpaid principal balance accrues monthly during the term of the debenture. The convertible debenture may be converted at any time in whole or in part, at the option of the holder, into restricted common shares of the Company at a conversion price of $1.00.

Principal amount of Debenture	Maturity Date	Interest Rate	Conversion Price	FV of stock on date of issuance
$500,000	September 30, 2012	6%	$1.00	$1.55

The convertible debenture contains a beneficial conversion feature which has been calculated based on the difference between the conversion price and fair value of the stock on the date the notes were issued. Since the debt is convertible on the date of issuance, the amount of the related debt discount in the amount of $275,000 was immediately charged to interest expense.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes mature three years from the date of issuance and have a 7.5% interest rate calculated and compounded annually.  Interest is paid semi annually in arrears. The convertible debentures may be converted at any time after the one year anniversary in whole or in part, at the option of the holders into restricted common shares of the Company at a conversion price of $1.50. The convertible promissory notes contain a beneficial conversion feature which has been calculated based on the difference between the conversion price and fair value of the stock on the date the notes were issued. As the debt is convertible at any time after the one year anniversary $3,479 out of a total $18,666 of the related debt discount was charged to interest expense during the quarter ended September 30, 2009. Effective September 11, 2009, the two individuals holding the $100,000 Convertible Promissory Notes converted their notes into 66,666 restricted common shares.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had an agreement with one of its shareholders (approximate 20% owner) whereby the shareholder’s company performed programming services to the Company in developing its mobile phone technology. This agreement was completed on May 28, 2008. On occasion, the shareholder’s company also advanced operating capital to the Company, on an as needed basis. There was no outstanding balance at September 30, 2009 or September 30, 2008. No formal note payable was established for such advances, and as such no related interest expense was accrued. Total programming expenses recorded for this related party during the period April 4, 2007 to May 28, 2008 $3,335,126. The Company and the shareholder agreed to cancel 523,539 previously issued shares to the shareholder valued at $418,307 effective May 28, 2008 to reflect a revised agreed upon amount for the services provided. The Company purchased the assets of LBS Ventures, Inc. from the same shareholder for $882,000 and 4,000,000 restricted common shares on November 10, 2008. The parties subsequently agreed to reduce the purchase price by 2,000,000 shares. The total purchase price recorded by the Company in 2008 was $2,902,000.

NOTE 12 – STOCKHOLDERS’ EQUITY

Effective January 29, 2009, the Company issued one entity, 25,000 shares of common stock in exchange for consulting services to be provided to the Company. The related consulting expense was valued using the fair value of the Company’s common stock on the date of issuance, and totalled $28,500.

MY SCREEN MOBILE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 12 – STOCKHOLDERS’ EQUITY - continued

During March, 2009, the Company issued 100,000 shares of common stock in return for $100,000 in cash. The Company entered into an employment contract effective April 1, 2009 which requires 70,000 shares of Company’s common stock to be issued in 6 equal monthly installments of 11,666 shares beginning May 1, 2009 as long as the individual is still employed with the Company. The Company valued these services for the quarter ended September 30, 2009 at $51,335.

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

The Company entered into an employment contract effective May 1, 2009 which requires 3,000,000 shares of Company’s common stock to be issued., The shares are earned in 6 equal installments of 500,000 shares, six months, twelve months, eighteen months, twenty four months, thirty months and thirty-six months after May 1, 2009 as long as the individual is employed as of the applicable date. All shares are deemed to be earned in the event of termination without cause. The Company also granted 7,000,000 options to this same employee to purchase common shares at $1.00 under a separate Executive Incentive Plan. 3,000,000 options are based on length of service and vest in 4 equal installments of 750,000 shares, at six months, twelve months, twenty four months and thirty six months after May 1, 2009. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $3,475,410. This amount is being recognized ratably over three years as salary expense.  4,000,000 of the 7,000,000 options granted above are performance based.These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $4,633,871. This amount is being recognized ratably as salary expense over the periods the Company expects the performance conditions to be met and will be reassessed at each reporting period. The salary expense for both the service and performance options for the quarter ended September 30, 2009 was $838,393

On June 26, 2009 the Company issued 560,000 shares of the Company’s common stock for $560,000. Each share of Common Stock was issued together with a warrant to purchase one half of a share of Common Stock exercisable at $1.00 per share, and a warrant to purchase one half of a share of Common Stock exercisable at $2.00 per share.  The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value $548,074. This amount was recorded as consulting expense.

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
SEPTEMBER 30, 2009

NOTE 12 – STOCKHOLDERS’ EQUITY - continued

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

On September 15, 2009 the Company granted 1,200,000 options to purchase common shares to an employee at $1.45 under the Company’s Long Term Incentive Plan. The options are based on length of service. The options vest over three years. The options were valued on the date of issuance using the Black-Scholes model that generated a total fair value $1,493,652. This amount will be expensed as salary expense over the three year period. The salary expense for the quarter ended September 30, 2009 was $41,490.

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

NOTE 13 – SUBSEQUENT EVENTS

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
SEPTEMBER 30, 2009

NOTE 13 – SUBSEQUENT EVENTS - continued

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

Overview

My Screen Mobile, Inc., a Delaware corporation, was incorporated in the State of Delaware on January 10, 1996, under the name Nouveau Health Management, Inc.  On January 16, 1996, the company entered into a Merger Agreement with Health Management, Inc., a Florida corporation, in which Health Management, Inc. was merged with and into us.  In connection with our merger with Health Management, Inc., we changed our name to Nouveau International, Inc.  On January 17, 1996, we entered into an Agreement and Plan of Merger with Nouveau International, Inc., a Pennsylvania corporation, and Nouveau Acquisition Corp., a Delaware corporation and our wholly owned subsidiary, pursuant to which Nouveau Acquisition Corp. was merged with and into Nouveau International, Inc., which became our wholly owned subsidiary.  On March 31, 1998, we ceased all of our operations and remained dormant until September 27, 2006, when we filed a Certificate of Renewal of Charter with the Delaware Secretary of State.

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

The discussion and analysis set forth below covers the following comparative periods: the three months and nine ended September 30, 2009 and 2008.

Liquidity and Capital Resources

We had cash of $514,313 as of September 30, 2009. At December 31, 2008, we had cash of $31,135 and restricted cash of $2,196,599. We had prepaid expenses of $28,486 and notes receivable of $18,576 which are due on demand.  Property and equipment net of depreciation was $136,112. Total assets, at September 30, 2009 were $697,487. Total assets as of December 31, 2008 were $2,873,007 which consisted of cash, prepaid expenses of $24,604, notes receivable of $438,337 and property and equipment net of depreciation $182,332.  Total Liabilities as of September 30, 2009 was $2,010,042 which consisted of accrued expenses of $1,510,042 and convertible debenture payable $500,000. Accrued expenses include $665,675 for software development and system expense, consultants $220,244, and salary amounts payable $296,917. Total Liabilities as of December 31, 2008 was $354,365 which consisted of accrued expenses of $263,805 and convertible promissory note payable, net of discount $90,560.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

 During the first nine months the company issued 1,385,000 shares and 1,285,000 warrants for cash of $1,385,000. Management believes that without obtaining additional financing and developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business operations, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 and for the period from inception (January 10, 1996) to September 30, 2009

Income

Our predecessor corporation was operational from January 1996 to March 1998. We were dormant from March 1998 through March 2007.  In April 2007, we commenced developing our software application and gathered interest from parties to deploy our software. We have no expectation of earning revenue until the first quarter of 2010 and as such, we had no income during the three or nine months ended September 30, 2009 and 2008.  For the period from our inception on January 10, 1996 through September 30, 2009, we had net sales of $563,382, less $516,031 for cost of goods sold, resulting in gross profit of $47,351.

Expenses

For the three months ended September 30, 2009, we incurred an operating loss of $5,754,419. Programming expense totaled $1,222,898, all made to a third party service provider and were expensed as incurred. Consulting was $1,922,813 and included $1,554,732 relating to the fair market value of warrants issued during the quarter and 192,478 for common stock issued for services. Salaries and benefits totaled $2,286,737 and included $1,691,070 in expense for options expensed over the requisite service period.. None of the options granted, subject to shareholder approval, became vested during the quarter ended September 30, 2009. These options were valued using a Black-Scholes model in accordance with SFAS No.123R. There were no forfeitures to September 30, 2009.

For the three months ended September 30, 2008, we incurred an operating loss of $5,169,074. Consulting for the quarter was $3,380,498 and includes $2,980,845 in expense relating to common shares and warrants issued in return for services. Programming expense totaled $466,103. Programming payments were all made to third party service providers and were expensed as incurred. General, selling and administrative expense for the three months ended September 30, 2008 were $264,949. Advertising and promotion totaled $437,166 and included a payment of $ 287,225 to Zimmerman Advertising. Travel and entertainment totaled $203,691 for the quarter and included costs associated with two major trade shows and travel to market our product to mobile operators.

For the nine months ended September 30, 2009, we incurred an operating loss of $11,422,240. Programming expense totaled $2,067,101, all made to third party service providers and were expensed as incurred. Consulting was $3,446,116 and included $2,103,806 relating to the fair market value of warrants issued, $150,000 for executive recruiting and 192,478 for common stock issued for services. Salaries and benefits totaled $4,709,594 and included $3,252,681 in expense related to the granting of options to purchase shares of the Company’s common stock.

 For the nine months ended September 30, 2008, we incurred an operating loss of $37,352,285. Consulting for the nine months was $33,901,676 and included $23,861,952 in expense relating to the Black-Scholes valuation of the 20,000,000 warrants issued as part of the $10 million financing and $6,279,866 in expense relating to common shares and warrants issued in return for services. Programming expense totaled $1,587,584. Programming payments were all made to third party service providers and were expensed as incurred. Included in programming was $1,022,126 in payments made to a related party. General, selling and administrative expense for the nine months ended September 30, 2008 were $542,998 including $258,267 relating to the leasing of permanent office space as well as temporary office space. Advertising and promotion totaled $551,017 and included a payment of $287,225 to Zimmerman Advertising. Travel and entertainment totaled $257,072 and included costs associated with two major trade shows and travel to market our product to mobile operators.

The Company incurred $282,229 (2008-$8,844) in interest expense relating to its debt financings during the quarter, $278,479 (2008-$NIL) of this expense was a result of beneficial conversion features included in our convertible debenture agreement. The Company earned $20,387 in interest income on invested cash during the quarter ended September 30, 2008. For the nine months ended September 30, 2009 the Company incurred $291,969 (2008 - $108,369) in interest expense. $286,351 related to beneficial conversion features included in our convertible debenture agreement. In 2008 $9,524 was accrued interest payable and $98,844 related to beneficial conversion features included in our convertible debenture agreement. The Company earned $3,193 (2008 - $21,092) in interest income on invested cash during the nine months ended September 30, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Expenses - continued

The operating loss for the three months ended September 30, 2009 was $5,754,419 (2008 – 5,169,074), for the nine months ended September 30, 2009 $11,422,240 (2008 - $37,352,285) and for the period from our inception on January 10, 1996 through September 30, 200, we had total an operating loss of $65,081,661. The Other (income) expense for the three months ended September 30, 2009 was $282,229 (2008 - ($11,543)), for the nine months ended September 30, 2009 $288,776 (2008 - $87,277) and for the period from our inception on January 10, 1996 through September 30, 2009, we had total other expenses of $825,694.

The Net loss for the three months ended September 30, 2009 was $6,036,648 (2008 -$5,180,617), for the nine months ended September 30, 2009 $11,711,016 (2008 - $37,439,562) and for the period from our inception on January 10, 1996 through September 30, 2009, we had total Net loss of $65,907,355.

Our Plan of Operation for the Next Twelve Months

On September 30, 2009 we had cash of $514,313 and $1,510,042 in Current Liabilities.

As of the date of this report our current liabilities are in excess of $2,100,000.We are continuing to develop our business of providing marketing and advertising tools for the mobile communications industry.  There is no guarantee that we will be able to successfully develop our business or that we will generate sufficient revenues to sustain our operations. We need to continue to invest in our software, operating software and hardware platforms as we near commercial launch over the next few months.

In August 2009 the Company completed a very successful trial launch with Turkcell in Turkey and is in negotiations to complete a commercial contract for this market. If successful the Company plans to be operational in Turkey in early 2010.We have a firmly established relationship with America Movil in Latin America and have established a deployment schedule for services in Mexico, Brazil, Chile and Argentina. We have already begun a controlled launch and expect to be fully deployed in these countries during the first half of 2010.  America Movil has approximately 182 million subscribers who become potential MyScreen customers throughout the region.

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

	Payments Due During Fiscal Years Ending December 31,
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations:

Software development contract	2,249,550	2,249,550

Server Hosting IP Transit Contract*	1,562,881	253,959	980,316	328,606

Convertible promissory note obligations**	300,000		300,000

Convertible Debentures***	2,500,000			2,500,000

Unrecorded Contractual Obligations:

Purchase obligations	NIL

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

Warrants

As of September 30, 2009, we had warrants outstanding to purchase an aggregate of 27,376,197 shares of our common stock, 20,970,750 of which are exercisable at $2.00 per share, and the balance of which are exercisable at $1.00 per share.  The warrants expire between October 2011 and September 2012.  For the three and nine months ended September, 2009 and September 30, 2008, no warrants were exercised.

Common Stock

 During the nine month period ended September 30, 2009, the Company issued 1,385,000 shares of common stock for cash of $1,385,000 and 528,619 shares of common stock for services which the company valued at $730,561. Holders of $100,000 convertible promissory notes converted into 66,666 shares of common stock. The total number of shares of common stock outstanding as of September 30, 2009 was 131,152,383.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management did not file the quarterly financial statements in a timely manner.  Such errors are deemed by management to have occurred due to material weaknesses in our controls and procedures. Accordingly, based on our assessment we have concluded that, as of September 30, 2009, our internal controls over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report. As stated previously, we were dormant from March 1998 until April 2007. We intend to take steps to remediate these material weaknesses, including either engaging an outside consulting firm or hiring qualified staff with the requisite expertise to assist with certain complex accounting of our convertible securities and our long term incentive plan and to ensure timelier reporting.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We need substantial amounts of additional capital in the near term, to continue our operations.  At the present time, we are not generating any revenue, and our cash reserves are very low. As of the date of this report, our outstanding debt and accrued expenses exceeded two million one hundred thousand dollars ($2,100,000). As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to quickly obtain additional financing, and ultimately achieve and maintain profitable operations. We are in the process of seeking additional capital through the issuance of debt and/or equity securities. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful or that we will be able to continue as a going concern.  If we are unable to obtain such additional funding, we may be required to cease operations and you could lose your investment.

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

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

●	Fire, floods and other natural disasters;
●	network failure;
●	hardware failure;
●	software failure;
●	power loss;
●	telecommunications failures;
●	break-ins;
●	terrorism, war or sabotage;
●	computer viruses;
●	penetration of our network by unauthorized computer users and “hackers” and other similar events;
●	other unanticipated problems.

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

We expect to offer our service outside of the United States. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

●	localization of our products, including translation into foreign languages and associated expenses;
●	laws and business practices favoring local competitors;
●	compliance with multiple, conflicting and changing governmental laws and regulations;
●	foreign currency fluctuations;
●	different pricing environments; and
●	regional economic and political conditions.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in estimates of our financial results or recommendations by securities analysts;
●	failure of any of our products to achieve or maintain market acceptance;
●	changes in market valuations of similar companies;
●	success of competitive products;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;
●	regulatory developments in the United States, foreign countries or both;
●	litigation involving our company, our general industry or both;
●	additions or departures of key personnel;
●	investors’ general perception of us; and
●	changes in general economic, industry and market conditions.

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

We sold or issued the following equity securities during the three month period ended September 30, 2009:

During the quarter, we issued an employee a total of 34,990 shares of common stock valued at $51,335 in exchange for services provided to us.

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

Effective September 30, 2009, we issued an individual, 50,916 shares of common stock as compensation due under an Amended Employment Agreement entered into between us and such individual on January 1, 2008. The related consulting expense was valued using the fair value of the Company’s common stock based on average closing price, and totalled $65,628.

The total number of Common shares outstanding as of September 30, 2009 was 131,152,383.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2010.

MY SCREEN MOBILE, INC.

By:	/s/ Bruce MacInnis
Bruce MacInnis
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 15, 2010.

By:	/s/ Maurizio Angelone	Director & Chief Executive Officer
Maurizio Angelone

By:	/s/ Bruce MacInnis	Chief Financial Officer
Bruce MacInnis

By:	/s/ Raghunath Kilambi	Director
Raghunath Kilambi

By:	/s/ James Bailey	Director
James Bailey

By:	/s/ Terrence Rodrigues	Director, President, Treasurer & Secretary
Terrence Rodrigues

By:	/s/ Shane Carroll	Director
Shane Carroll